Form 10-Q
period 2009-03-31
Alpine Alpha 1, Ltd.
filed 2009-05-14
CIK 1444090

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

OR

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

N/A

(Former name, former address and former fiscal year,
if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]   No[   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [   ]  No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [X]   No[   ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [   ] No[   ]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: there were 761,478 shares outstanding as of May 14, 2009.

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

ALPINE ALPHA 1, LTD
(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	1	CONDENSED BALANCE SHEETS AS OF MARCH 31, 2009 (UNAUDITED) AND AS OF DECEMBER 31, 2008.

PAGE	2	CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008, AND FOR THE PERIOD FROM OCTOBER 29, 2007 (INCEPTION) TO MARCH 31, 2009 (UNAUDITED).

PAGE	3	CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY/DEFICIENCY FOR THE PERIOD FROM OCTOBER 29, 2007 (INCEPTION) TO MARCH 31, 2009 (UNAUDITED).

PAGE	4	CONDENSED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008, AND FOR THE PERIOD FROM OCTOBER 29, 2007 (INCEPTION) TO MARCH 31, 2009 (UNAUDITED).

PAGES	5 - 12	NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED).

Alpine Alpha 1, LTD
(A Development Stage Company)
Condensed Balance Sheets

ASSETS

	March 31, 2009	December 31, 2008
	(Unaudited)

Current Assets
Cash	$27,340	$5
Assets	$27,340	$5

LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIENCY)

Current Liabilities
Accounts Payable - Related Party	$-	$40,000
Accounts Payable	9,041	2,000
Loans payable - Overdraft line	-	1,150
Total Current Liabilities	9,041	43,150

Long Term Liabilities
Note Payable - Related Party	-	4,608

Total Liabilities	9,041	47,758

Commitments and Contingencies

Stockholders' Equity/(Deficiency)
Preferred stock, $0.001 par value; 1,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $0.001 par value; 50,000,000 shares authorized, 761,478 and 741,133
issued and outstanding, respectively	761	741
Additional paid-in capital	40,491	35,388
Deficit accumulated during the development stage	(22,953)	(83,882)
Total Stockholders' Equity/(Deficiency)	18,299	(47,753)

Total Liabilities and Stockholders' Equity/(Deficiency)	$27,340	$5

See Accompanying Notes to Condensed Unaudited Financial Statements

Alpine Alpha 1, LTD
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

	For the Three Months Ended March 31,		For the Period from October 29, 2007 (Inception) to
	2009	2008	March 31, 2009

Operating Expenses
Professional fees	$8,281	$500	$26,366
General and administrative	30,790	5,200	94,764
Total Operating Expenses	39,071	5,700	121,130

Loss from Operations	(39,071)	(5,700)	(121,130)

Other Income (Expenses)
Other income	100,000		100,000
Interest expense	-	-	(508)

INCOME/(LOSS) FROM OPERATIONS BEFORE INCOME TAXES	60,929	(5,700)	(21,638)

Provision for Income Taxes	-	(125)	(1,315)

NET INCOME/(LOSS)	$60,929	$(5,825)	$(22,953)

Net Income/(Loss) Per Share - Basic and Diluted	$0.08	$(0.40)

Weighted average number of shares outstanding
during the period - Basic and Diluted	745,248	14,520

See Accompanying Notes to Condensed Unaudited Financial Statements

Alpine Alpha 1, LTD
(A Development Stage Company)
Condensed Statement of Stockholders' Equity/(Deficiency)
For the period from October 29, 2007 (Inception) to March 31, 2009
(Unaudited)

						Deficit
						accumulated	Total
	Preferred Stock		Common stock		Additional	during	Stockholder's
					paid-in	development	Equity/
	Shares	Amount	Shares	Amount	capital	stage	(Deficiency)

Balance October 29, 2007	-	$-	-	$-	$-	$-	$-

Common stock issued for services to founder ($0.001)	-	-	5,000	5	-	-	5

In kind contribution of services	-	-	-	-	3,600	-	3,600

In kind contribution of expenses	-	-	-	-	198	-	198

Net loss for the period October 29, 2007 (inception) to December 31, 2007	-	-	-	-	-	(4,323)	(4,323)

Balance, for the year ended December 31, 2007	-	-	5,000	5	3,798	(4,323)	(520)

Common stock issued for cash	-	-	736,133	736	12,682	-	13,418

In kind contribution of services	-	-	-	-	18,400	-	18,400

In kind contribution of interest	-	-	-	-	508	-	508

Net loss for the year ended December 31, 2008	-	-	-	-	-	(79,559)	(79,559)

Balance, December 31, 2008	-	-	741,133	741	35,388	(83,882)	(47,753)

Common stock issued for cash	-	-	20,345	20	5,066	-	5,086

In kind contribution of interest	-	-	-	-	37		37

Net income for the three months ended March 31, 2009	-	-	-	-	-	60,929	60,929

Balance, March 31, 2009	-	$-	761,478	$761	$40,491	$(22,953)	$18,299

See Accompanying Notes to Condensed Unaudited Financial Statements

Alpine Alpha 1, LTD
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

	For the Three Months Ended March 31,		For the Period from October 29, 2007 (Inception) to
	2009	2008	March 31, 2009

Cash Flows From Operating Activities:
Net Income (Loss)	$60,929	$(5,825)	$(22,953)
Adjustments to reconcile net loss to net cash used in operations
In-kind contribution of services	-	5,200	22,005
In-kind contribution of interest	37	-	545
In-kind contribution of expenses	-	-	198
Changes in operating assets and liabilities:
Increase in prepaid expenses	-	(7,000)	-
Increase/(decrease) in accounts payable and accrued expenses	(32,959)	500	9,041
Decrease in accrued expenses	-	125
Net Cash Provided By (Used In) Operating Activities	28,007	(7,000)	8,836

Cash Flows From Financing Activities:
Proceeds from loan payable - related party	1,950	10,000	16,558
Repayment of loan payable - related party	(6,558)	-	(16,558)
Proceeds from loan - overdraft line	-	-	1,150
Repayment of loan - overdraft line	(1,150)	-	(1,150)
Proceeds from issuance of common stock	5,086	200	18,504
Net Cash Provided by (Used In) Financing Activities	(672)	10,200	18,504

Net Increase in Cash	27,335	3,200	27,340

Cash at Beginning of Period	5	-	-

Cash at End of Period	$27,340	$3,200	$27,340

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$125	$1,315

See Accompanying Notes to Condensed Unaudited Financial Statements

ALPINE ALPHA 1, LTD
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF MARCH 31, 2009
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

(B) Organization

Alpine Alpha 1, LTD (a development stage company) (the "Company") was incorporated under the laws of the State of Delaware on October 29, 2007.  The Company was organized to provide business services and financing to emerging growth entities.

(C) Use of Estimates

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

(D) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents.  At March 31, 2009 and December 31, 2008, the Company had no cash equivalents.

ALPINE ALPHA 1, LTD
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF MARCH 31, 2009
(UNAUDITED)

(E) Earnings (Loss) Per Share

Basic and diluted net income (loss) per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings Per Share.”  As of March 31, 2008, there were no common share equivalents outstanding.

(F) Income Taxes

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

(G) Business Segments

The Company operates in one segment and therefore segment information is not presented.

(H) Revenue Recognition

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

(I) Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”.  This statement improves the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require; the ownership interests in subsidiaries held by parties other than the parent and the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently, when a subsidiary is deconsolidated, any retained noncontrolling Deficiency investment in the former subsidiary be initially measured at fair value, entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  SFAS No. 160 affects those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary.  SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. The adoption of this statement did not have a material effect on the Company's financial statements.

ALPINE ALPHA 1, LTD
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF MARCH 31, 2009
(UNAUDITED)

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS 161). This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) as well as related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. The adoption of this statement did not have a material effect on the Company's financial statements.

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

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60.” Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises. This results in inconsistencies in the recognition and measurement of claim liabilities. This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements. SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of FASB 163 did not have a material impact on the Company’s financial position.

ALPINE ALPHA 1, LTD
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF MARCH 31, 2009
(UNAUDITED)

(J) Fair Value of Financial Instruments

The carrying amounts reported in the balance sheet for accounts payable approximate fair value based on the short-term maturity of these instruments.

NOTE 2	NOTES PAYABLE – RELATED PARTY

On October 1, 2008, the Company’s president loaned the Company $307.  This note payable is unsecured, non-interest bearing, and due on October 1, 2011.   The note was repaid on February 18, 2009 (See Note 5).

On May 23, 2008, the Company’s president loaned the Company $2,300.  This note payable is unsecured, non-interest bearing, and due on May 23, 2011.  The note was repaid on February 18, 2009 (See Note 5).

On May 8, 2008, on behalf of the Company, majority shareholder paid expenses aggregating $2,000.  This note payable is unsecured, non-interest bearing, and due on May 8, 2011.  The note was repaid on February 18, 2009 (See Note 5).

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

ALPINE ALPHA 1, LTD
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF MARCH 31, 2009
(UNAUDITED)

NOTE 3	STOCKHOLDERS’ DEFICIENCY

(A) Stock Issued for Cash

In March 2009, the Company entered into a subscription agreement to issue 20,345 shares of common stock for cash of $5,086.25 ($0.25/share).

In October 2008, the Company entered into stock purchase agreements to issue a combined 135,771 shares of common stock for cash to various parties of totaling $136($0.001/ share).

During October 2008, the Company entered into stock purchase agreements to issue a combined 123,730 shares of common stock for cash to various parties of totaling $3,712($0.03/ share).

During October 2008, the Company entered into a stock purchase agreement to issue 20,760 shares of common stock for cash of $2,076($0.10/ share).

During October 2008, the Company entered into a stock purchase agreement to issue 24,912 shares of common stock for cash of $4,982($0.20/ share).

In October 2008, the Company entered into a stock purchase agreement to issue 20,760 shares of common stock for cash of $311($0.015/ share).

On January 7, 2008, the Company entered into two stock purchase agreements to issue 100 shares of common stock for cash to two individuals for $100 ($0.10/share) each.

On January 7, 2008 the Company entered into stock purchase agreements to issue 10, 000 shares of common stock for cash of $100 ($0.01/share).

(B) In-Kind Contribution

For the three months ended March 31, 2009, the Company recorded $37 of imputed interest related to shareholder loans payable as an in-kind contribution (See Note 5).

For the year ended December 31, 2008, a shareholder of the Company contributed services having a fair value of $18,400 (See Note 5).

For the year ended December 31, 2008, the Company recorded $508 of imputed interest related to shareholder loans payable as an in-kind contribution (See Note 5).

ALPINE ALPHA 1, LTD
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF MARCH 31, 2009
(UNAUDITED)

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

(D) Subscription Receivable

On October 22, 2008, the Company received cash totaling $2,000 for the 400,000 shares subscribed on August 1, 2008.

NOTE 4	COMMITMENTS

On September 1, 2008, the Company entered into a consulting agreement with a related party. The Company is required to pay $10,000 a month. The agreement will remain in effect unless either party desires to cancel the agreement.  As of December 31, 2008, $40,000 was owed to the related party consultant.  On February 20, 2009, $70,000 was paid for the services performed from September 1, 2008 through March 31, 2009. of which $40,000 was related to services performed in 2008 and $30,000 was for services performed in 2009 (See Note 5)

NOTE 5	RELATED PARTY TRANSACTIONS

For the three months ended March 31, 2009, the Company recorded $37 of imputed interest related to shareholder loans payable as an in-kind contribution (See Note 3(B)).

On February 6, 2009, the Company transferred $1,000 from the Company credit card into Alpine Alpha 2, LTD to assist in paying off expenses.  This is a related party transaction.  The amount of $1,075, principal plus interest, was repaid by Alpine Alpha 2, Ltd. to the credit card on February 25, 2009.

On February 6, 2009, the Company transferred $950 from the Company credit card into Alpine Alpha 3, LTD to assist in paying off expenses.  This is a related party transaction.  The amount of $1,025, principal plus interest, was repaid by Alpine Alpha 3, Ltd. to the credit card on February 25, 2009.

ALPINE ALPHA 1, LTD
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF MARCH 31, 2009
(UNAUDITED)

For the year ended December 31, 2008, the Company recorded $508 of imputed interest related to shareholder loans payable as an in-kind contribution (See Note 3(B)).

On September 1, 2008, the Company entered into a consulting agreement with a related party. The Company is required to pay $10,000 a month. The agreement will remain in effect unless either party desires to cancel the agreement On February 20, 2009, the Company paid $70,000 to this related party consultant for services performed from September 1, 2008 through March 31, 2009 of which $40,000 was related to services performed in 2008 and $30,000 was for services performed in 2009(See Note 4).

For the year ended December 31, 2008 a shareholder of the Company contributed services having a fair value of $18,400 (See Note 3(B)).

On October 1, 2008, the Company’s president loaned the Company $307.  This note payable is unsecured, non-interest bearing, and due on October 1, 2011.  The note was repaid on February 18, 2009 (See Note 2).

On May 23, 2008 the Company’s president loaned the Company $2,300.  This note payable is unsecured, non-interest bearing, and due on May 23, 2011.  The note was repaid on February 18, 2009 (See Note 2).

On May 8, 2008, on behalf of the Company, the majority shareholder paid expenses aggregating $2,000.  This advance is unsecured, non-interest bearing, and due on May 8, 2011.  The note was repaid on February 18, 2009 (See Note 2).

On February 11, 2008 the Company’s president loaned the Company $5,000.  This note payable is unsecured, non-interest bearing, and due on February 11, 2011. The loan was repaid on October 28, 2008 (See Note 2).

On January 11, 2008, the Company’s president advanced the Company $5,000. The advance was converted to a note payable on August 26, 2008.  This advance is unsecured, non-interest bearing, and due on August 26, 2011.  The loan was repaid on October 28, 2008 (See Note 2).

As of December 31, 2007, the shareholder of the Company contributed services having a fair value of $3,600 (See Note 3(B)).

ALPINE ALPHA 1, LTD
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF MARCH 31, 2009
(UNAUDITED)

As of December 31, 2007, the shareholder of the Company paid $198 of the Company’s expenses. The transaction was treated as an in kind contribution of expenses and charged to additional paid in capital (See Note 3(B))

On November 1, 2007, the Company issued 5,000 shares of common stock to its founders having a fair value of $5 ($0.001/share) in exchange for services provided (See Note 3 (C)).

NOTE 6	GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage with limited operations.  The Company has a net loss since inception of $22,953   This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE 7	NON BINDING LETTER OF INTENT

On February 3, 2009, the Company entered into a non binding letter of intent to acquire 100% of the issued and outstanding shares of a company for approximately 36,315,517 shares of common stock of Alpine Alpha 1, Ltd. and the payment of $200,000 if the net income of the acquiree is between $2.5 million and $5.0 million, $0 if the net income is over $5.0 million and any amount to be determined if the net income is less then $2.5 million.  The letter of intent calls for a non refundable, non creditable deposit of $100,000 as a commitment fee in addition to the fees due upon signing a definitive agreement based on the net income of the acquiree.  The $100,000 was received on February 20, 2009 and is reflected in the condensed statements of operations as other income.  The final terms are subject to entering into a final definitive agreement by May 1, 2009.  The letter of intent expired on May 1, 2009 and no agreement was reached.

Item  2.     Management’s Discussion and Analysis of  Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and the notes to those financial statements appearing elsewhere in this Form 10-Q.

Certain statements in this Report, and the documents incorporated by reference herein, constitute forward-looking statements. Such forward-looking statements include statements, which involve risks and uncertainties, regarding, among other things, (a) our projected sales, profitability, and cash flows, (b) our growth strategy, (c) anticipated trends in our industry, (d) our future financing plans, and (e) our anticipated needs for, and use of, working capital. They are generally identifiable by use of the words “may,” “will,” “should,” “anticipate,” “estimate,” “plan,” “potential,” “project,” “continuing,” “ongoing,” “expects,” “management believes,” “we believe,” “we intend,” or the negative of these words or other variations on these words or comparable terminology. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur. You should not place undue reliance on these forward-looking statements.

The forward-looking statements speak only as of the date on which they are made, and, except to the extent required by federal securities laws, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date on which the statements are made or to reflect the occurrence of unanticipated events.

GENERAL

Alpine Alpha 1, Ltd. (“the Company”) was incorporated on October 29, 2007 under the laws of the State of Delaware. As a “blank check” entity, the current purpose of the Company is to seek, investigate and, if such investigation warrants, merge or acquire an interest in business opportunities presented to it by persons or companies who or which desire to seek the perceived advantages of a Securities Exchange Act of 1934 registered corporation.  The Company has no particular acquisitions in mind and has not entered into any negotiations regarding such an acquisition, and neither the Company's officer and director nor any promoter and affiliate has engaged in any negotiations with any representatives of the owners of any business or company regarding the possibility of a merger or acquisition between the Company and such other company.

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

RESULTS OF OPERATIONS

The Company generated no revenue during the first quarter of fiscal 2009.

However, a total of $39,071 of operating expenses were incurred during this quarter ended March 31, 2009, which primarily consists of legal and accounting professional fees and other general and administrative expenses such as rental expenses, related salaries, and business development expenses. Such operating expenses also include a monthly fee of $10,000 payable to a related party consultant pursuant to a Consulting Agreement dated September 1, 2008. On February 20, 2009, $70,000 was paid to such related party consultant, with $40,000 paid for the services provided from September 1 through December 31 of 2008 and $30,000 for services performed from January 1 through March 31 of 2009, respectively.

On February 18, 2009, the Company paid off a note of $307, owed to Mr. Hahn, the President, CEO and CFO of the Company, which was due on October 1, 2011. Such note was unsecured and bore no interest.

On February 18, 2009, the Company also paid off a note of $2,300, owed to Mr. Hahn, which was due on May 23, 2011. Such note was unsecured and bore no interest.

On February 18, 2009, the Company repaid the majority shareholder of the Company $2,000 which was advanced on May 8, 2008 by such majority shareholder to pay for the Company’s expenses.

On February 6, 2009, the Company paid its credit card company $1,000 to assist in paying off expenses of Alpine Alpha 2, Ltd., an entity controlled by Mr. Hahn and therefore affiliated with the Company.  On February 25, 2009,  Alpine Alpha 2, Ltd. paid $1,074 back to the issuer of the mentioned credit card in full reimbursement, with interest, to the Company for the charges incurred by Alpine Alpha 2, Ltd. using the Company’s credit card.

On February 6, 2009, the Company paid its credit card company $950 to assist in paying off expenses of Alpine Alpha 3, Ltd., an entity controlled by Mr. Hahn and therefore affiliated with the Company.  On February 25, 2009,  Alpine Alpha 3, Ltd. paid $1,025 back to the issuer of the mentioned credit card in full reimbursement, with interest, to the Company for the charges incurred by Alpine Alpha 3, Ltd. using the Company’s credit card.

On February 3, 2009, the Company entered into a non-binding letter of intent to acquire 100% of the issued and outstanding shares of a company (the “Acquiree”) for a consideration to consist of (a) the issuance of approximately 36,315,517 shares of common stock, par value $.001 per share, of the Company, and (b) a cash payment of: (i) $200,000, if the Acquiree’s annual net income is between $2.5 million and $5.0 million; (ii) $0 if the Acquiree’s annual net income is over $5.0 million; or (iii) an amount to be agreed upon if the Acquiree’s annual net income is less than $2.5 million. As stipulated in such letter of intent, the Acquiree made a non-refundable and non-creditable deposit of $100,000 on February 20, 2009 to the Company, as a commitment fee, in addition to the fees due upon signing a definitive agreement based on the net income of the Acquiree. Such letter of intent, however, expired on May 1, 2009 and no agreement was reached.

LIQUIDITY AND CAPITAL RESOURCES

It is the belief of management that sufficient working capital necessary to support and preserve the integrity of the corporate entity will be available.  However, there is no legal obligation for either management or significant stockholders to provide additional future funding.  Should this pledge fail to provide financing, the Company has not identified any alternative sources.  Consequently, there is substantial doubt about the Company's ability to continue as a going concern.

The Company has no current plans, proposals, arrangements or understandings with respect to the sale or issuance of additional securities prior to the location of a merger or acquisition candidate.  Accordingly, there can be no assurance that sufficient funds will be available to the Company to allow it to cover the expenses related to such activities for the next twelve months.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES AND RECENT ACCOUNTING PRONOUNCEMENTS

See Note 1 to the Condensed Financial Statements as of March 31, 2009.

OFF-BALANCE SHEET ARRANGEMENTS

The Company does not have any off-balance sheet arrangements.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.     Controls and Procedures

(a)       Disclosure Controls and Procedures.

Under the supervision and with the participation of the Company’s management, including the principal executive officer and principal financial officer, as of the end of the period covered by this report, the Company conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that the information required to be included in the Company’s reports to the Commission is recorded, processed, summarized and reported within the time periods specified in Commission rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that, as of the period covered by this report, the Company’s disclosure controls and procedures are effective at these reasonable assurance levels.

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

(b)      Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2009, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On March 12, 2009, the Company entered into a Stock Subscription Agreement with an investor, pursuant to which the Company issued to such investor a total of 20,345 shares of Common Stock, par value $0.001 per share, for cash purchase price of $5,086 ($0.25/share). The Company relied upon Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), for an exemption from registration of these shares and no underwriter was used in this transaction.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

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

ALPINE ALPHA 1, LTD. (Registrant)

Date: May 14, 2009	By:	/s/ James Hahn
Chief Executive Officer and President (principal executive officer) & Chief Financial Officer (principal financial officer and principal accounting officer)