Form 10-Q
period 2009-06-30
Alpine Alpha 1, Ltd.
filed 2009-08-14
CIK 1444090

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [X]   No [   ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [   ] No [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: there were 826,478 shares outstanding as of August 12, 2009.

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

ALPINE ALPHA 1, LTD
(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	1	CONDENSED BALANCE SHEETS AS OF JUNE 30, 2009 (UNAUDITED) AND AS OF DECEMBER 31, 2008.

PAGE	2	CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008, AND FOR THE PERIOD FROM OCTOBER 29, 2007 (INCEPTION) TO JUNE 30, 2009 (UNAUDITED).

PAGE	3	CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY FOR THE PERIOD FROM OCTOBER 29, 2007 (INCEPTION) TO JUNE 30, 2009 (UNAUDITED).

PAGE	4	CONDENSED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008, AND FOR THE PERIOD FROM OCTOBER 29, 2007 (INCEPTION) TO JUNE 30, 2009 (UNAUDITED).

PAGES	5 - 12	NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED).

Alpine Alpha 1, LTD
(A Development Stage Company)
Condensed Balance Sheets

ASSETS

	June 30, 2009	December 31, 2008
	(Unaudited)

Current Assets
Cash	$5,101	$5
Prepaid Expenses	1,200	-
Assets	$6,301	$5

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts Payable - Related Party	$20,500	$40,000
Accounts Payable	1,000	2,000
Loans payable - Overdraft line	-	1,150
Total Current Liabilities	21,500	43,150

Long Term Liabilities
Note Payable - Related Party	-	4,608

Total Liabilities	21,500	47,758

Commitments and Contingencies	-	-

Stockholders' Deficiency
Preferred stock, $0.001 par value; 1,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $0.001 par value; 50,000,000 shares authorized, 761,478 and 741,133
issued and outstanding, respectively	761	741
Additional paid-in capital	40,491	35,388
Deficit accumulated during the development stage	(56,451)	(83,882)
Total Stockholders' Deficiency	(15,199)	(47,753)

Total Liabilities and Stockholders' Deficiency	$6,301	$5

See Accompanying Notes to Condensed Unaudited Financial Statements

Alpine Alpha 1, LTD
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

					For the Period from October 29, 2007
	For the Three Months Ended June 30,		For the Six Months Ended June 30,		(Inception) to
	2009	2008	2009	2008	June 30, 2009

Operating Expenses
Professional fees	$3,401	$9,165	$11,682	$9,665	$29,767
General and administrative	30,097	8,698	60,887	13,900	124,861
Total Operating Expenses	33,498	17,863	72,569	23,565	154,628

Loss from Operations	(33,498)	(17,863)	(72,569)	(23,565)	(154,628)

Other Income (Expenses)
Other income	-	-	100,000	-	100,000
Interest expense	-	(287)	-	(287)	(508)

INCOME/(LOSS) FROM OPERATIONS BEFORE INCOME TAXES	(33,498)	(18,150)	27,431	(23,852)	(55,136)

Provision for Income Taxes	-	125	-	250	(1,315)

NET INCOME/(LOSS)	$(33,498)	$(18,275)	$27,431	$(24,102)	$(56,451)

Net Income/(Loss) Per Share - Basic and Diluted	$(0.04)	$(1.20)	$0.04	$(1.63)

Weighted average number of shares outstanding
during the period - Basic and Diluted	761,478	15,200	753,453	14,808

See Accompanying Notes to Condensed Unaudited Financial Statements

Alpine Alpha 1, LTD
(A Development Stage Company)
Condensed Statement of Stockholders' Deficiency
For the period from October 29, 2007 (Inception) to June 30, 2009
(Unaudited)

						Deficit
	Preferred Stock		Common stock		Additional	accumulated during	Total
					paid-in	development	Stockholder's
	Shares	Amount	Shares	Amount	capital	stage	Deficiency

Balance October 29, 2007	-	$-	-	$-	$-	$-	$-

Common stock issued for services to founder ($0.001)	-	-	5,000	5	-	-	5

In kind contribution of services	-	-	-	-	3,600	-	3,600

In kind contribution of expenses	-	-	-	-	198	-	198

Net loss for the period October 29, 2007 (inception) to December 31, 2007	-	-	-	-	-	(4,323)	(4,323)

Balance, for the year ended December 31, 2007	-	-	5,000	5	3,798	(4,323)	(520)

Common stock issued for cash	-	-	736,133	736	12,682	-	13,418

In kind contribution of services	-	-	-	-	18,400	-	18,400

In kind contribution of interest	-	-	-	-	508	-	508

Net loss for the year ended December 31, 2008	-	-	-	-	-	(79,559)	(79,559)

Balance, December 31, 2008	-	-	741,133	741	35,388	(83,882)	(47,753)

Common stock issued for cash	-	-	20,345	20	5,066	-	5,086

In kind contribution of interest	-	-	-	-	37	-	37

Net income for the six months ended June 30, 2009	-	-	-	-	-	27,431	27,431

Balance, June 30, 2009	-	$-	761,478	$761	$40,491	$(56,451)	$(15,199)

See Accompanying Notes to Condensed Unaudited Financial Statements

Alpine Alpha 1, LTD
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

			For the Period from October 29, 2007
	For the Six Months Ended June 30,		(Inception) to
	2009	2008	June 30, 2009

Cash Flows From Operating Activities:
Net Income (Loss)	$27,431	$(24,102)	$(56,451)
Adjustments to reconcile net loss to net cash used in operations
In-kind contribution of services	-	13,900	22,005
In-kind contribution of interest	37	287	545
In-kind contribution of expenses	-	-	198
Changes in operating assets and liabilities:
Increase in prepaid expenses	(1,200)	-	(1,200)
Increase/(decrease) in accounts payable and accrued expenses	(20,500)	-	21,500
Decrease in accrued expenses	-	250	-
Net Cash Provided By (Used In) Operating Activities	5,768	(9,665)	(13,403)

Cash Flows From Financing Activities:
Proceeds from loan payable - related party	-	14,300	14,608
Repayment of loan payable - related party	(4,608)	-	(14,608)
Proceeds from loan - overdraft line	-	-	1,150
Repayment of loan - overdraft line	(1,150)	-	(1,150)
Proceeds from issuance of common stock	5,086	200	18,504
Net Cash Provided by (Used In) Financing Activities	(672)	14,500	18,504

Net Increase in Cash	5,096	4,835	5,101

Cash at Beginning of Period	5	-	-

Cash at End of Period	$5,101	$4,835	$5,101

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$1,315

See Accompanying Notes to Condensed Unaudited Financial Statements

ALPINE ALPHA 1, LTD
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JUNE 30, 2009
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

(D) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents.  At June 30, 2009 and December 31, 2008, the Company had no cash equivalents.

(E) Earnings (Loss) Per Share

Basic and diluted net income (loss) per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings Per Share.”  As of June 30, 2009 and 2008, there were no common share equivalents outstanding.

ALPINE ALPHA 1, LTD
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JUNE 30, 2009
(UNAUDITED)

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

(I) Recent Accounting Pronouncements

In May 2009, the FASB issued SFAS No. 165 “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 sets forth (1) The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) The disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. The adoption of this statement did not have a material effect on the Company’s financial statements.

ALPINE ALPHA 1, LTD
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JUNE 30, 2009
(UNAUDITED)

In June 2009, the FASB issued SFAS No. 166 “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS 166”). SFAS 166 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. SFAS 166 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of SFAS 166 will have on its financial statements.

In June 2009, the FASB issued SFAS No. 167 “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). SFAS 167 improves financial reporting by enterprises involved with variable interest entities and to address (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities”, as a result of the elimination of the qualifying special-purpose entity concept in SFAS 166 and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. SFAS 167 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of SFAS 167 will have on its financial statements.

 In June 2009, the FASB issued SFAS No. 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162”. The FASB Accounting Standards Codification (“Codification”) will be the single source of authoritative nongovernmental U.S. generally accepted accounting principles. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. All existing accounting standards are superseded as described in SFAS 168. All other accounting literature not included in the Codification is nonauthoritative. The Codification is not expected to have a significant impact on the Company’s financial statements.

(J) Fair Value of Financial Instruments

The carrying amounts reported in the balance sheet for prepaid expenses, accounts payable and notes payable approximate fair value based on the short-term maturity of these instruments.

ALPINE ALPHA 1, LTD
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JUNE 30, 2009
(UNAUDITED)

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

In March 2009, the Company entered into a subscription agreement to issue 20,345 shares of common stock for cash of $5,086 ($0.25/share).

In October 2008, the Company entered into stock purchase agreements to issue a combined 135,771 shares of common stock for cash to various parties of totaling $136($0.001/ share).

ALPINE ALPHA 1, LTD
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JUNE 30, 2009
(UNAUDITED)

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

(B) In-Kind Contribution

For the six months ended June 30, 2009, the Company recorded $37 of imputed interest related to shareholder loans payable as an in-kind contribution (See Note 5).

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

ALPINE ALPHA 1, LTD
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JUNE 30, 2009
(UNAUDITED)

(D) Subscription Receivable

On October 22, 2008, the Company received cash totaling $2,000 for the 400,000 shares subscribed on August 1, 2008.

NOTE 4	COMMITMENTS

On September 1, 2008, the Company entered into a consulting agreement with a related party. The Company is required to pay $10,000 a month. The agreement will remain in effect unless either party desires to cancel the agreement.  As of December 31, 2008, $40,000 was owed to the related party consultant.  On February 20, 2009, $70,000 was paid for the services performed from September 1, 2008 through March 31, 2009. of which $40,000 was related to services performed in 2008 and $30,000 was for services performed in 2009.  On April 1, 2009, $10,000 was paid for services performed from April 1, 2009 through April 30, 2009 and $20,000 was accrued for May 1, 2009 through June 30, 2009 (See Note 5).

NOTE 5	RELATED PARTY TRANSACTIONS

For the six months ended June 30, 2009, the Company recorded $37 of imputed interest related to shareholder loans payable as an in-kind contribution (See Note 3(B)).

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

On September 1, 2008, the Company entered into a consulting agreement with a related party. The Company is required to pay $10,000 a month. The agreement will remain in effect unless either party desires to cancel the agreement On February 20, 2009, the Company paid $70,000 to this related party consultant for services performed from September 1, 2008 through March 31, 2009 of which $40,000 was related to services performed in 2008 and $30,000 was for services performed in 2009. On April 1, 2009, $10,000 was paid for services performed from April 1, 2009 through April 30, 2009 and $20,000 was accrued for May 1, 2009 through June 30, 2009   (See Note 4).

ALPINE ALPHA 1, LTD
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JUNE 30, 2009
(UNAUDITED)

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
AS OF JUNE 30, 2009
(UNAUDITED)

NOTE 6	GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage with limited operations.  The Company has a net loss since inception of $56,451 and a working capital deficiency of $15,199 at June 30, 2009.  This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

NOTE 8	SUBSEQUENT EVENTS

In preparing these condensed financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through August 10, 2009, the date the condensed financial statements were issued.

On August 5, 2009, the Company entered into a stock purchase agreement to issue 65,000 shares of common stock for cash of $65 ($0.001/ share).

The Company evaluated subsequent events through August 12, 2009, the date the condensed financial statements were issued and concluded there were no additional material subsequent events other then those disclosed.

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

RESULTS OF OPERATIONS

The Company generated no revenue during the second quarter of fiscal 2009.

However, a total of $72,569 of operating expenses were incurred during this six months ended June 30, 2009, which primarily consists of legal and accounting professional fees and other general and administrative expenses such as rental expenses, related salaries, and business development expenses. Such operating expenses also include a monthly fee of $10,000 payable to a related party consultant pursuant to a Consulting Agreement dated September 1, 2008. On April 1, 2009, $10,000 was paid for services performed from April 1, 2009 through April 30, 2009 and $20,000 was accrued for May 1, 2009 through June 30, 2009.

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

(b)      Changes in Internal Control over Financial Reporting

During the six months ended June 30, 2009, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

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

ALPINE ALPHA 1, LTD. (Registrant)

Date: August 14, 2009	By:	/s/ James Hahn
James Hahn Chief Executive Officer and President (principal executive officer) & Chief Financial Officer (principal financial officer and principal accounting officer)

