Form 10-K
period 2009-12-31
Alpine Alpha 1, Ltd.
filed 2010-03-31
CIK 1444090

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
--------------------

FORM 10-K
(Mark One)
--------------------

[ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2009

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

                               Yes [X]     No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes [X]   No [ ]

Registrant's revenues for its most recent fiscal year. $0.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.   N/A

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: there were 826,478 shares outstanding as of  March 30, 2010.

Documents incorporated by reference: None

Alpine Alpha 1, Ltd.

Form 10-K
Fiscal Year Ended December 31, 2009

Table of Contents

PART I	Page

Item 1. Business

Item 1A. Risk Factors

Item 1B. Unresolved Staff Comments

Item 2. Properties

Item 3. Legal Proceedings

Item 4. Submission of Matters to a Vote of Security Holders

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Item 6. Selected Financial Data

Item7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Item 8. Financial Statements and Supplementary Data

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Item 9A. Controls and Procedures

Item 9B. Other Information

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Item 11. Executive Compensation

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13. Certain Relationships and Related Transactions, and Director Independence

Item 14 Principal Accounting Fees and Services

PART IV

Item 15. Exhibits, Financial Statement Schedules

Signatures

Financial Statements	F-1

PART I

ITEM  1.  BUSINESS.

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

No matters were submitted to a vote of stockholders during the fourth quarter of fiscal 2009.

PART II

Item 5.   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET PRICE

There has been no trading market in the Company's common stock from the Company’s inception through  March 30, 2010.

HOLDERS

As of  March 30, 2010, there are approximately 413 holders of the Company's common stock.

DIVIDENDS

The Company has not paid any dividends from its inception to date, and has no plans to do so in the foreseeable future.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

We currently do not have any equity compensation plans.

RECENT SALES OF UNREGISTERED SECURITIES

None.

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

ITEM 8.   FINANCIAL  STATEMENTS AND SUPPLEMENTARY DATA.

The Company 's financial statements for the year ended December 31, 2009 and 2008, including the notes thereto, together with the report of independent certified public accountants thereon, are presented beginning at page F-1.

ITEM  9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There are not, and since the inception of the Company there have not been, any disagreements between the Company and its accountants on any matter of accounting principles, practices or financial statement disclosure.

ITEM  9A. CONTROLS AND PROCEDURES

(a)   Disclosure Controls and Procedures.

Mr. James Hahn, our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2009. Based on this evaluation, he concluded that, as of December 31, 2009, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our chief executive officer and chief financial officer, in a manner that allowed for timely decisions regarding required disclosure.

(b)  Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statement for external purposes in accordance with U.S. generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Any system of internal control, no matter how well designed, has inherent limitations, including the possibility that a control can be circumvented or overridden and misstatements due to error or fraud may occur and not be detected in a timely manner. Also, because of changes in conditions, internal control effectiveness may vary over time. Accordingly, even an effective system of internal control will provide only reasonable assurance with respect to financial statement preparation. In addition, the design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Therefore, any current evaluation of controls can not and should not be projected to future periods.

Based on management's assessment, management has concluded that the Company's internal control over financial reporting was effective as of December 31, 2009 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

This Report does not include an attestation report of registered public accounting firm, regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

 (c)   Changes in Internal Control over Financial Reporting

During the period ended December 31, 2009, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

Part III

ITEM 10.  DIRECTORS,  EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The names, ages and positions of the Company's directors and executive officers are as follows:

Name	Age	Position Held and Tenure
James Hahn	45	Director, President, Chief Executive Officer
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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires the Company's directors and executive officers, and persons who own more than 10% of a registered class of our equity securities, to file with the Commission initial reports of ownership and reports of changes in ownership of common stock and our other equity securities. These insiders are required by Commission regulations to furnish us with copies of all Section 16(a) forms they file, including Forms 3, 4 and 5, and the Company’s records, the following table sets forth exceptions to timely filings:

Name	Date of Event Requiring Filing of Form 4	Required Filing Date of Form 4	Date Form 4 to be filed with SEC
James Hahn	08/05/2009 (1)	08/05/2009	To be filed on April 1, 2010

(1) on August 5, 2009, Alpine Venture Associates, which is controlled by Mr. James Hahn, acquired 65,000 shares of the Company’s common stock.

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

		% of Class
Name and address	Number of Shares	Beneficially Owned (1)
Alpine Venture Associates, LLC	131,865	15.96% (1)
PO Box 735, Alpine
New Jersey 07620

James Hahn	162,410 (2)	19.65%
PO Box 735, Alpine
New Jersey 07620

JC Capital Management, Ltd	83,040	10.05%
Qianjiang Building, 18H,
Pudong New District
Shanghai, China, PRC 200122

All Directors and	162,410(2)	19.65%
Executive Officers (1 person)

(1)	Based on 826,478 shares of our common stock outstanding as of March 30, 2010.

(2)
Alpine Venture Associates, LLC is owned and controlled by Mr. James Hahn. Accordingly, the 131,865 shares of common stock owned by Alpine Venture Associates, LLC are deemed also to be beneficially owned by Mr. James Hahn. Also includes 20,445 shares owned by Mr. Hahn’s wife.

ITEM  13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

For the year ended December 31, 2009, the Company recorded $36 of imputed interest related to shareholder loans payable as an in-kind contribution.

On January 22, 2010, Mr. James Hahn loaned to the Company $6,000, which is unsecured, non-interest bearing, and due on January 22, 2013.

On September 21, 2009, the Company paid $2,300 of expenses on behalf of Alpine Alpha 3, LTD., which is controlled by Mr. James Hahn.  The amount of $2,300 was repaid by Alpine Alpha 3, Ltd to the Company on October 6, 2009.

On August 26, 2009, the Company paid $1,300 of expenses on behalf of Alpine Alpha 2, LTD., which is controlled by Mr. James Hahn.  The amount of $1,300 was repaid by Alpine Alpha 2, Ltd to the Company on October 6, 2009.

On August 5, 2009, the Company entered into a stock purchase agreement to issue 65,000 shares of common stock for cash of $ 65 to Alpine Venture Associates, which is controlled by Mr. James Hahn, and recorded a fair value of such shares of $16,185 ($0.25 per share).

On February 6, 2009, $1,000 was transferred from the Company credit card into Alpine Alpha 2, LTD to assist in paying off expenses.   The amount of $1,075, principal plus interest, was repaid by Alpine Alpha 2, Ltd. to the credit card on February 25, 2009.

On February 6, 2009, $950 was transferred from the Company credit card into Alpine Alpha 3, LTD to assist in paying off expenses.   The amount of $1,025, principal plus interest, was repaid by Alpine Alpha 3, Ltd. to the Company’s credit card on February 25, 2009.

On September 1, 2008, the Company entered into a consulting services agreement with Alpine Venture Associates, LLC, of which Mr. James Hahn owns a 50% equity interest and is the president. Under the agreement, Alpine Venture Associates, LLC is being paid a consulting fee of $10,000 per month to provide the services of James Hahn as the Company’s chief executive officer and president, and to find suitable acquisition targets and make required filings with the Commission. The term of the consulting services agreement will continue until either the Company or Alpine Venture Associates terminates the agreement by providing 30 days written notice of such intention to the other party. As of December 31, 2009, $115,000 was paid for services performed by Alpine Venture Associates, LLC through December 15, 2009 and $5,000 is accrued as a related party accounts payable.
ITEM  14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The Company selected Webb & Company, P.A. (“Webb”) as our independent auditor since its inception on October 29, 2007.  The following table sets forth the aggregate fees billed to the Company for the fiscal years ended December 31, 2009 and 2008 by Webb:

	Fiscal Year	Fiscal Year
	Ended	Ended
	December 31, 2009	December 31, 2008
Audit fees	$7,000	$9,148.75
Audit-related fees	—	—
Tax fees	$500	$576.25
Other fees	—	—

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

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before our auditor is engaged by us or our subsidiaries to render any auditing or permitted non-audit related service, the engagement be:

-approved by our audit committee; or

-entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular  service,  the  audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee's responsibilities to management.

We do not have an audit committee.  Our sole director pre-approves all services provided by our independent auditors. The pre-approval process has just been implemented in response to the new rules. Therefore, ours sole director does not have records of what percentages of the above fees were pre-approved.  However, all of the above services and fees were reviewed and approved by the entire board of directors either before or after the respective services were rendered.

PART IV

ITEM  15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

EXHIBIT
NUMBER	DESCRIPTION

3.1
Certificate of Incorporation.  Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form 10 filed by the Company with the Commission on August 29, 2008 (the “Registration Statement”).

3.2	By-Laws. Incorporated by reference to Exhibit 3.2 to the Registration Statement.

10.1
Consulting Services Agreement between the Company and Alpine VentureAssociates dated September 1, 2008. Incorporated by reference to Exhibit 10.2 of the Company’s annual report on Form 10K for the fiscal year 2008.

21.1	Subsidiaries of the Company - None

31.1	Certification of James Hahn pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002;

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

The Company 's financial statements for the years ended December 31, 2009 and 2008, including the notes thereto, together with the report of independent certified public accountants thereon, are presented beginning at page F-1.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Alpine Alpha 1, Ltd.

Date: March 30, 2010	By:	/s/ James Hahn
James Hahn Chief Executive Officer and President (principal executive officer) & Chief Financial Officer (principal financial officer and principal accounting officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 30, 2010	By:	/s/ James Hahn
James Hahn Sole Director

ALPINE ALPHA 1, LTD
(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	F-1	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

PAGE	F-2	BALANCE SHEETS AS OF DECEMBER 31, 2009 AND 2008.

PAGE	F-3	STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008, AND FOR THE PERIOD FROM OCTOBER 29, 2007 (INCEPTION) TO DECEMBER 31, 2009.

PAGE	F-4	STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY FOR THE PERIOD FROM OCTOBER 29, 2007 (INCEPTION) TO DECEMBER 31, 2009.

PAGE	F-5	STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008, AND FOR THE PERIOD FROM OCTOBER 29, 2007 (INCEPTION) TO DECEMBER 31, 2009.

PAGES	F-6 - F-14	NOTES TO FINANCIAL STATEMENTS.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:
Alpine Alpha 1, Ltd.
(A Development Stage Company)

We have audited the accompanying balance sheets of Alpine Alpha 1, Ltd. (a development stage company) as of December 31, 2009 and 2008, and the related statements of operations, changes in stockholders’ deficiency and cash flows for the years ended December 31, 2009 and 2008 and the period from October 29, 2007 (Inception) to December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Alpine Alpha 1, Ltd. (a development stage company) as of December 31, 2009 and 2008, and the related statements of operations and cash flows for the years ended December 31, 2009 and 2008 and the period from October 29, 2007 (Inception) to December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the Company is in the development stage with net losses since inception of $61,766, used cash in operations of $17,834 for the period from October 29, 2007 (Inception) to December 31, 2009 and a working capital deficiency and stockholders’ deficiency of $4,265 at December 31, 2009. These factors raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans concerning these matters are also described in Note 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WEBB & COMPANY, P.A.
Certified Public Accountants

Boynton Beach, Florida
March 3, 2010

Alpine Alpha 1, LTD
(A Development Stage Company)
Balance Sheets

ASSETS

	December 31, 2009	December 31, 2008

Current Assets
Cash	$735	$5
Total Assets	$735	$5

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts Payable - Related Party	$5,000	$40,000
Accounts Payable	-	2,000
Accrued Expenses	-	1,150
Total Current Liabilities	5,000	43,150

Long Term Liabilities
Note Payable - Related Party	-	4,608

Total Liabilities	5,000	47,758

Commitments and Contingencies	-	-

Stockholders' Deficiency
Preferred stock, $0.001 par value; 1,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $0.001 par value; 50,000,000 shares authorized, 826,478 and 741,133
issued and outstanding, respectively	826	741
Additional paid-in capital	56,675	35,388
Deficit accumulated during the development stage	(61,766)	(83,882)
Total Stockholders' Deficiency	(4,265)	(47,753)

Total Liabilities and Stockholders' Deficiency	$735	$5

See Accompanying Notes to Financial Statements

Alpine Alpha 1, LTD
(A Development Stage Company)
Statements of Operations

	For the The Year Ended,		For the Period from October 29, 2007 (Inception) to
	December 31, 2009	December 31, 2008	December 31, 2009

Operating Expenses
Professional fees	$15,482	$18,085	$33,567
Consulting expense - related party	120,000	40,000	160,000
Stock compensation	16,185	-	16,185
General and administrative	1,181	20,171	25,155
Total Operating Expenses	152,848	78,256	234,907

Loss from Operations	(152,848)	(78,256)	(234,907)

Other Income (Expenses)
Other income	175,000	-	175,000
Interest expense	(36)	(508)	(544)

INCOME/(LOSS) FROM OPERATIONS BEFORE INCOME TAXES	22,116	(78,764)	(60,451)

Provision for Income Taxes	-	(795)	(1,315)

NET INCOME/(LOSS)	$22,116	$(79,559)	$(61,766)

Net Income/(Loss) Per Share - Basic and Diluted	$0.03	$(0.32)

Weighted average number of shares outstanding
during the period - Basic and Diluted	783,938	250,255

See Accompanying Notes to Financial Statements

Alpine Alpha 1, LTD
(A Development Stage Company)
Statement of Stockholders' Deficiency
For the period from October 29, 2007 (Inception) to December 31, 2009

						Deficit
	Preferred Stock		Common stock		Additional	accumulated during	Total
					paid-in	development	Stockholder's
	Shares	Amount	Shares	Amount	capital	stage	Deficiency

Balance October 29, 2007	-	$-	-	$-	$-	$-	$-

Common stock issued for services to founder ($0.001)	-	-	5,000	5	-	-	5

In kind contribution of services	-	-	-	-	3,600	-	3,600

In kind contribution of expenses	-	-	-	-	198	-	198

Net loss for the period October 29, 2007 (inception) to December 31, 2007	-	-	-	-	-	(4,323)	(4,323)

Balance, for the year ended December 31, 2007	-	-	5,000	5	3,798	(4,323)	(520)

Common stock issued for cash	-	-	736,133	736	12,682	-	13,418

In kind contribution of services	-	-	-	-	18,400	-	18,400

In kind contribution of interest	-	-	-	-	508	-	508

Net loss for the year ended December 31, 2008	-	-	-	-	-	(79,559)	(79,559)

Balance, December 31, 2008	-	-	741,133	741	35,388	(83,882)	(47,753)

Common stock issued for cash	-	-	20,345	20	5,066	-	5,086

Common stock issued for cash and services	-	-	65,000	65	16,185	-	16,250

In kind contribution of interest	-	-	-	-	36	-	36

Net income for the year ended December 31, 2009	-	-	-	-	-	22,116	22,116

Balance, December 31, 2009	-	$-	826,478	$826	$56,675	$(61,766)	$(4,265)

See Accompanying Notes to Financial Statements

Alpine Alpha 1, LTD
(A Development Stage Company)
Statements of Cash Flows

	For the Year Ended		For the Period from October 29, 2007 (Inception) to
	December 31, 2009	December 31, 2008	December 31, 2009

Cash Flows From Operating Activities:
Net Income (Loss)	$22,116	$(79,559)	$(61,766)
Adjustments to reconcile net income loss to net cash provided by (used in) operations
In-kind contribution of services	-	18,400	22,005
In-kind contribution of interest	36	508	544
In-kind contribution of expenses	-	-	198
Common stock issued for services	16,185	-	16,185
Changes in operating assets and liabilities:
Increase in prepaid expenses	-	-	-
Increase/(decrease) in accounts payable and accrued expenses	(3,150)	2,630	-
Increase/(decrease) in related party payable	(35,000)	40,000	5,000
Net Cash Provided By (Used In) Operating Activities	187	(18,021)	(17,834)

Cash Flows From Financing Activities:
Proceeds from loan payable - related party	-	14,608	14,608
Repayment of loan payable - related party	(4,608)	(10,000)	(14,608)
Proceeds from issuance of common stock	5,151	13,418	18,569
Net Cash Provided by Financing Activities	543	18,026	18,569

Net Increase in Cash	730	5	735

Cash at Beginning of Period	5	-	-

Cash at End of Period	$735	$5	$735

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$1,315	$1,315

See Accompanying Notes to Financial Statements

ALPINE ALPHA 1, LTD
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009 AND 2008

NOTE 1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A) Organization

Alpine Alpha 1, LTD (a development stage company) (the "Company") was incorporated under the laws of the State of Delaware on October 29, 2007.  The Company was organized to provide business services and financing to emerging growth entities.

The Company was formed to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. It has been in the developmental stage since inception and has no operations to date. It will attempt to locate and negotiate with a business entity for the combination of that target company with us. The combination will normally take the form of a merger, stock- for-stock exchange or stock-for-assets exchange. In most instances, the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended. No assurances can be given that it will be successful in locating or negotiating with any target company.

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

(C) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents.  At December 31, 2009 and December 31, 2008, the Company had no cash equivalents.

(D) Earnings (Loss) Per Share

Basic and diluted net income (loss) per common share is computed based upon the weighted average common shares outstanding as defined by FASB Accounting Standards Codification Topic 260, “Earnings Per Share.” As of December 31, 2009 and 2008, there were no common share equivalents outstanding.

ALPINE ALPHA 1, LTD
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009 AND 2008

(E) Income Taxes

The Company accounts for income taxes under FASB Codification Topic 740-10-25 (“ASC 740-10-25”).  Under ASC 740-10-25, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under ASC 740-10-25, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

	2009	2008

Expected income tax recovery (expense) at the statutory	$8,468	$(30,466)
rate of 34%
Tax effect of expenses that are not deductible for income tax	6,211	7,240
purposes (net of other amounts deductible for tax purposes)
Change in valuation allowance	(14,679)	23,226
Provision for income taxes	$-	$-

The components of deferred income taxes are as follows:
	2009	2008
Deferred income tax asset:
Net operating loss carryforwards	$8,822	$23,501
Valuation allowance	(8,822)	(23,501)
Deferred income taxes	$-	$-

As of December 31, 2009, the Company has a net operating loss carryforward of approximately $23,040 available to offset future taxable income through 2029. The valuation allowance at December 31, 2009 was $8,822. The valuation allowance at December 31, 2008 was $23,501.The net change in the valuation allowance for the period ended December 31, 2009 was a decrease of $14,679.

(F) Business Segments

The Company operates in one segment and therefore segment information is not presented.

ALPINE ALPHA 1, LTD
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009 AND 2008

(G) Revenue Recognition

The Company will recognize revenue on arrangements in accordance with FASB ASC No. 605, “Revenue Recognition”.  In all cases, revenue is recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured.

(H) Recent Accounting Pronouncements

In June 2009, the FASB issued ASC 105 Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles. The FASB Accounting Standards Codification TM (the “Codification”) has become the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with Generally Accepted Accounting Principles (“GAAP”). All existing accounting standard documents are superseded by the Codification and any accounting literature not included in the Codification will not be authoritative. Rules and interpretive releases of the SEC issued under the authority of federal securities laws, however, will continue to be the source of authoritative generally accepted accounting principles for SEC registrants. Effective September 30, 2009, all references made to GAAP in our consolidated financial statements will include references to the new Codification. The Codification does not change or alter existing GAAP and, therefore, will not have an impact on our financial position, results of operations or cash flows.

In June 2009, the FASB issued changes to the consolidation guidance applicable to a variable interest entity (VIE). FASB ASC Topic 810, "Consolidation," amends the guidance governing the determination of whether an enterprise is the primary beneficiary of a VIE, and is, therefore, required to consolidate an entity, by requiring a qualitative analysis rather than a quantitative analysis. The qualitative analysis will include, among other things, consideration of who has the power to direct the activities of the entity that most significantly impact the entity's economic performance and who has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. This standard also requires continuous reassessments of whether an enterprise is the primary beneficiary of a VIE. FASB ASC 810 also requires enhanced disclosures about an enterprise's involvement with a VIE. Topic 810 is effective as of the beginning of interim and annual reporting periods that begin after November 15, 2009. This will not have an impact on the Company’s financial position, results of operations or cash flows.

In June 2009, the FASB issued Financial Accounting Standards Codification No. 860 - Transfers and Servicing. FASB ASC No. 860 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor's continuing involvement, if any, in transferred financial assets. FASB ASC No. 860 is effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of FASB ASC No. 860 will have on its financial statements.

ALPINE ALPHA 1, LTD
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009 AND 2008

(I) Fair Value of Financial Instruments

The carrying amounts reported in the balance sheet for accounts payable - related party, accounts payable, accrued expenses, and note payable – related party approximate fair value based on the short-term maturity of these instruments.

NOTE 2	NOTES PAYABLE – RELATED PARTY

On October 1, 2008, a Corporation owned by our president loaned the Company $308.  This note payable is unsecured, non-interest bearing, and due on October 1, 2011.   The note was repaid on February 18, 2009 (See Note 5).

On May 23, 2008, a Corporation owned by our president loaned the Company $2,300.  This note payable is unsecured, non-interest bearing, and due on May 23, 2011.  The note was repaid on February 18, 2009 (See Note 5).

On May 8, 2008, a Corporation owned by our president paid expenses aggregating $2,000.  This note payable is unsecured, non-interest bearing, and due on May 8, 2011.  The note was repaid on February 18, 2009 (See Note 5).

On February 11, 2008, a Corporation owned by our president loaned the Company $5,000.  This note payable is unsecured, non-interest bearing, and due on February 11, 2011. The note was repaid on October 28, 2008 (See Note 5).

On January 11, 2008, a Corporation owned by our president advanced the Company $5,000. The advance was converted to a note payable on August 26, 2008. This note payable is unsecured, non-interest bearing, and due on August 26, 2011. The note was repaid on October 28, 2008 (See Note 5).

ALPINE ALPHA 1, LTD
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009 AND 2008

NOTE 3	STOCKHOLDERS’ EQUITY (DEFICIENCY)

(A)	Stock Issued for Cash

On August 5, 2009, the Company entered into a stock purchase agreement with a related party to issue 65,000 shares of common stock for cash of $65 and recorded the fair value of the common stock of $16,185 ($0.25/ share).

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

(B) In-Kind Contribution

For the year ended December 31 2009, the Company recorded $36 of imputed interest related to shareholder loans payable as an in-kind contribution (See Note 5).

ALPINE ALPHA 1, LTD
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009 AND 2008

For the year ended December 31, 2008, a shareholder of the Company contributed services having a fair value of $18,400 (See Note 5).

For the year ended December 31, 2008, the Company recorded $508 of imputed interest related to shareholder loans payable as an in-kind contribution (See Note 5).

As of December 31, 2007, a shareholder of the Company contributed services having a fair value of $3,600 (See Note 5).

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

NOTE 4      COMMITMENTS

On September 1, 2008, the Company entered into a consulting agreement with a related party. The Company is required to pay $10,000 a month. The agreement will remain in effect unless either party desires to cancel the agreement.  As of December 31, 2008, $40,000 was owed to the related party consultant.  As of December 31, 2009, $115,000 was paid for services performed by the consultant through December 15, 2009 and $5,000 is accrued as a related party accounts payable (See Note 5).

NOTE 5      RELATED PARTY TRANSACTIONS

For the year ended December 31, 2009, the Company recorded $36 of imputed interest related to shareholder loans payable as an in-kind contribution (See Note 3(B)).

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

ALPINE ALPHA 1, LTD
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009 AND 2008

On August 5, 2009, the Company entered into a stock purchase agreement with a related party to issue 65,000 shares of common stock for cash of $65 and recorded the fair value of the common stock of $16,185 ($0.25/ share).

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

On September 1, 2008, the Company entered into a consulting agreement with a related party. The Company is required to pay $10,000 a month. The agreement will remain in effect unless either party desires to cancel the agreement As of December 31, 2009, $115,000 was paid for services performed by the consultant through December 15, 2009 and $5,000 is accrued as a related party accounts payable (See Note 4).

For the year ended December 31, 2008 a shareholder of the Company contributed services having a fair value of $18,400 (See Note 3(B)).

On October 1, 2008, a Corporation owned by our president loaned the Company $308.  This note payable is unsecured, non-interest bearing, and due on October 1, 2011.  The note was repaid on February 18, 2009 (See Note 2).

On May 23, 2008, a Corporation owned by our president loaned the Company $2,300.  This note payable is unsecured, non-interest bearing, and due on May 23, 2011.  The note was repaid on February 18, 2009 (See Note 2).

On May 8, 2008, on behalf of the Company, a Corporation owned by our president paid expenses aggregating $2,000.  This advance is unsecured, non-interest bearing, and due on May 8, 2011.  The note was repaid on February 18, 2009 (See Note 2).

ALPINE ALPHA 1, LTD
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009 AND 2008

On February 11, 2008 a Corporation owned by our president loaned the Company $5,000.  This note payable is unsecured, non-interest bearing, and due on February 11, 2011. The loan was repaid on October 28, 2008 (See Note 2).

On January 11, 2008, a Corporation owned by our president advanced the Company $5,000. The advance was converted to a note payable on August 26, 2008.  This advance is unsecured, non-interest bearing, and due on August 26, 2011. The loan was repaid on October 28, 2008 (See Note 2).

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

NOTE 6      GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage with limited operations.  The Company has net losses since inception of $61,766 and used cash in operations of $17,834 for the period from October 29, 2007 (inception) to December 31, 2009 and a working capital deficiency and stockholders’ deficiency of $4,265 at December 31, 2009.This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE 7      NON BINDING LETTER OF INTENT

On February 3, 2009, the Company entered into a non binding letter of intent to acquire 100% of the issued and outstanding shares of a company for approximately 36,315,517 shares of common stock of Alpine Alpha 1, Ltd. and the payment of $200,000 if the net income of the acquiree is between $2.5 million and $5.0 million, $0 if the net income is over $5.0 million and amount to be determined if the net income is less than $2.5 million.  The letter of intent calls for a non refundable, non creditable deposit of $100,000 as a commitment fee in addition to the fees due upon signing a definitive agreement based on the net income of the acquiree.  The $100,000 was received on February 20, 2009 and is reflected in the statements of operations as other income.  The final terms are subject to entering into a final definitive agreement by May 1, 2009.  The letter of intent expired on May 1, 2009 and no agreement was reached.

ALPINE ALPHA 1, LTD
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009 AND 2008

On August 15, 2009, the Company entered into a non binding letter of intent to sell 96.5% of the issued and outstanding shares of the company for the payment of $200,000 if the net income of the acquiree is between $10 million and $15 million, $100,000 if the net income of the acquiree is between $15 million and $20 million, $0 if the net income is over $20 million and amount to be determined if the net income is less than $10 million.  The letter of intent calls for a non refundable, creditable deposit of $75,000 as a commitment fee in addition to the fees due upon signing a definitive agreement based on the net income of the acquiree.  The $75,000 was received on August 15, 2009 and is reflected in the statements of operations as other income.  The final terms are subject to entering into a final definitive agreement by September 15, 2009.  As of December 31, 2009, no agreement was reached and the Company has recorded the $75,000 non-refundable deposit as other income.

NOTE 8      SUBSEQUENT EVENTS

On January 22, 2010, the Company’s president loaned the Company $6,000.  This note payable is unsecured, non-interest bearing, and due on January 22, 2013.