Form 10-Q
period 2010-03-31
Alpine Alpha 1, Ltd.
filed 2010-05-17
CIK 1444090

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

OR

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________to____________

Commission File Number 000-53397

Alpine Alpha 1, Ltd.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction	75-3264747 (I.R.S. Employer
of incorporation or organization)	Identification No.)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: there were 826,478 shares outstanding as of May 13, ,2010.

ALPINE ALPHA 1, LTD
(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	1	CONDENSED BALANCE SHEETS AS OF MARCH 31, 2010 (UNAUDITED) AND AS OF DECEMBER 31, 2009.

PAGE	2	CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009, AND FOR THE PERIOD FROM OCTOBER 29, 2007 (INCEPTION) TO MARCH 31, 2010 (UNAUDITED).

PAGE	3	CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY/DEFICIENCY FOR THE PERIOD FROM OCTOBER 29, 2007 (INCEPTION) TO MARCH 31, 2010 (UNAUDITED).

PAGE	4	CONDENSED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009, AND FOR THE PERIOD FROM OCTOBER 29, 2007 (INCEPTION) TO MARCH 31, 2010 (UNAUDITED).

PAGES	5 – 12	NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED).

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Alpine Alpha 1, LTD
(A Development Stage Company)
Condensed Balance Sheets

ASSETS

	March 31, 2010	December 31, 2009
	(Unaudited)

Current Assets
Cash	$6,594	$735
Total Assets	$6,594	$735

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts Payable - Related Party	$35,000	$5,000
Accounts Payable	4,900	-
Total Current Liabilities	39,900	5,000

Long Term Liabilities
Note Payable - Related Party	6,000	-

Total Liabilities	45,900	5,000

Commitments and Contingencies	-	-

Stockholders' Deficiency
Preferred stock, $0.001 par value; 1,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $0.001 par value; 50,000,000 shares authorized, 826,478 and 826,478
issued and outstanding, respectively	826	826
Additional paid-in capital	57,242	56,675
Deficit accumulated during the development stage	(97,374)	(61,766)
Total Stockholders' Deficiency	(39,306)	(4,265)

Total Liabilities and Stockholders' Deficiency	$6,594	$735

See Accompanying Notes to
Condensed Unaudited Financial Statements

Alpine Alpha 1, LTD
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

	For the Three Months Ended,		For the Period from October 29, 2007
	March 31, 2010	March 31, 2009	(Inception) to March 31, 2010

Operating Expenses
Professional fees	$5,400	$8,281	$38,967
Consulting expense - related party	30,000	30,000	$190,000
General and administrative	141	790	41,481
Total Operating Expenses	35,541	39,071	270,448

Loss from Operations	(35,541)	(39,071)	(270,448)

Other Income (Expenses)
Other income	-	100,000	175,000
Interest expense	(67)	-	(611)

INCOME/(LOSS) FROM OPERATIONS BEFORE INCOME TAXES	(35,608)	60,929	(96,059)

Provision for Income Taxes	-	-	(1,315)

NET INCOME/(LOSS)	$(35,608)	$60,929	$(97,374)

Net Income/(Loss) Per Share - Basic and Diluted	$(0.04)	$0.08

Weighted average number of shares outstanding
during the period - Basic and Diluted	826,478	745,248

See Accompanying Notes to
Condensed Unaudited Financial Statements

Alpine Alpha 1, LTD
(A Development Stage Company)
 Condensed Statement of Changes in Stockholders' Deficiency
For the period from October 29, 2007 (Inception) to March 31, 2010
(Unaudited)

						Deficit
	Preferred Stock		Common stock		Additional	accumulated during	Total
					paid-in	development	Stockholder's
	Shares	Amount	Shares	Amount	capital	stage	Equity/(Deficiency)

Balance October 29, 2007	-	$-	-	$-	$-	$-	$-

Common stock issued for services to founder ($0.001)	-	-	5,000	5	-	-	5

In kind contribution of services	-	-	-	-	3,600	-	3,600

In kind contribution of expenses	-	-	-	-	198	-	198

Net loss for the period October 29, 2007 (inception) to December 31, 2007	-	-	-	-	-	(4,323)	(4,323)

Balance, for the year ended December 31, 2007	-	-	5,000	5	3,798	(4,323)	(520)

Common stock issued for cash	-	-	736,133	736	12,682	-	13,418

In kind contribution of services	-	-	-	-	18,400	-	18,400

In kind contribution of interest	-	-	-	-	508	-	508

Net loss for the year ended December 31, 2008	-	-	-	-	-	(79,559)	(79,559)

Balance, December 31, 2008	-	-	741,133	741	35,388	(83,882)	(47,753)

Common stock issued for cash	-	-	20,345	20	5,066	-	5,086

Common stock issued for cash and services	-	-	65,000	65	16,185	-	16,250

In kind contribution of interest	-	-	-	-	36	-	36

Net loss for the year ended December 31, 2009	-	-	-	-	-	22,116	22,116

Balance, December 31, 2009	-	-	826,478	826	56,675	(61,766)	(4,265)

In kind contribution of interest	-	-	-	-	67		67

In kind contribution of legal services	-	-	-	-	500	-	500

Net income for the three months ended March 31, 2010	-	-	-	-	-	(35,608)	(35,608)

Balance, March 31, 2010	-	$-	826,478	$826	$57,242	$(97,374)	$(39,306)

See Accompanying Notes to
Condensed Unaudited Financial Statements

Alpine Alpha 1, LTD
(A Development Stage Company)
 Condensed Statements of Cash Flows
(Unaudited)

	For the Three Months Ended		For the Period from October 29, 2007
	March 31, 2010	March 31, 2009	(Inception) to March 31, 2010

Cash Flows From Operating Activities:
Net Income (Loss)	$(35,608)	$60,929	$(97,374)
Adjustments to reconcile net Income (loss) to net cash provided by (used in) operations
In-kind contribution of services from president	-	-	22,005
In-kind contribution of legal services	500	-	500
In-kind contribution of interest	67	37	611
In-kind contribution of expenses	-	-	198
Common stock issued for services	-	-	16,185
Changes in operating assets and liabilities:
Increase/(decrease) in accounts payable and accrued expenses	34,900	(32,959)	39,900
Net Cash Provided By (Used In) Operating Activities	(141)	28,007	(17,975)

Cash Flows From Financing Activities:
Proceeds from loan payable - related party	6,000	1,950	20,608
Repayment of loan payable - related party	-	(6,558)	(14,608)
Proceeds from loan - overdraft line	-	-	1,150
Repayment of loan - overdraft line	-	(1,150)	(1,150)
Proceeds from issuance of common stock	-	5,086	18,569
Net Cash Provided by (Used In) Financing Activities	6,000	(672)	24,569

Net Increase in Cash	5,859	27,335	6,594

Cash at Beginning of Period	735	5	-

Cash at End of Period	$6,594	$27,340	$6,594

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$1,315

See Accompanying Notes to
Condensed Unaudited Financial Statements

ALPINE ALPHA 1, LTD
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF MARCH 31, 2010
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

(C) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents.  At March 31, 2010 and December 31, 2009, the Company had no cash equivalents.

(D) Earnings (Loss) Per Share

Basic and diluted net income (loss) per common share is computed based upon the weighted average common shares outstanding as defined by FASB Accounting Standards Codification Topic 260, “Earnings Per Share.”  As of March 31, 2010 and 2009, there were no common share equivalents outstanding.

ALPINE ALPHA 1, LTD
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF MARCH 31, 2010
(UNAUDITED)

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

(H) Recent Accounting Pronouncements

 In October 2009, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standard Update (“ASU”) No. 2009-13, which addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services separately rather than as a combined unit and modifies the manner in which the transaction consideration is allocated across the separately identified deliverables. The ASU significantly expands the disclosure requirements for multiple-deliverable revenue arrangements. The ASU will be effective for the first annual reporting period beginning on or after June 15, 2010, and may be applied retrospectively for all periods presented or prospectively to arrangements entered into or materially modified after the adoption date. Early adoption is permitted, provided that the guidance is retroactively applied to the beginning of the year of adoption. The Company does not expect the adoption of ASU No. 2009-13 to have any effect on its financial statements upon its required adoption on January 1, 2011.

ALPINE ALPHA 1, LTD
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF MARCH 31, 2010
(UNAUDITED)

(I) Fair Value of Financial Instruments

The carrying amounts reported in the balance sheet for accounts payable -  related party, accounts payable, and note payable – related party approximate fair value based on the short-term maturity of these instruments.

NOTE 2	NOTES PAYABLE – RELATED PARTY

On January 22, 2010, a Corporation owned by the president loaned the Company $6,000.  This note payable is unsecured, non-interest bearing, and due on January 22, 2013 (See Note 5).

On October 1, 2008, a Corporation owned by the president loaned the Company $308.  This note payable is unsecured, non-interest bearing, and due on October 1, 2011.   The note was repaid on February 18, 2009 (See Note 5).

On May 23, 2008, a Corporation owned by the president loaned the Company $2,300.  This note payable is unsecured, non-interest bearing, and due on May 23, 2011.  The note was repaid on February 18, 2009 (See Note 5).

On May 8, 2008, a Corporation owned by the president paid expenses aggregating $2,000.  This note payable is unsecured, non-interest bearing, and due on May 8, 2011.  The note was repaid on February 18, 2009 (See Note 5).

On February 11, 2008, a Corporation owned by the president loaned the Company $5,000.  This note payable is unsecured, non-interest bearing, and due on February 11, 2011. The note was repaid on October 28, 2008 (See Note 5).

On January 11, 2008, a Corporation owned by the president advanced the Company $5,000. The advance was converted to a note payable on August 26, 2008. This note payable is unsecured, non-interest bearing, and due on August 26, 2011. The note was repaid on October 28, 2008 (See Note 5).

ALPINE ALPHA 1, LTD
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF MARCH 31, 2010
(UNAUDITED)

NOTE 3	STOCKHOLDERS’ DEFICIENCY

(A)	Stock Issued for Cash

On August 5, 2009, the Company entered into a stock purchase agreement with a related party to issue 65,000 shares of common stock for cash and services of $65 and recorded the fair value of the common stock of $16,185 ($0.25/ share) (See Note 5).

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

On January 7, 2008, the Company entered into two stock purchase agreements to issue a total of 200 shares of common stock for cash to two individuals for $100 ($0.50/share).

On January 7, 2008 the Company entered into stock purchase agreements to issue 10, 000 shares of common stock for cash of $100 ($0.01/share).

(B) In-Kind Contribution

For the three months ended March 31, 2010 the Company recorded $500 of legal services as an in – kind contribution.

For the three months ended March 31, 2010 the Company recorded $67 of imputed interest related to shareholder loans payable as an in-kind contribution (See Note 5).

ALPINE ALPHA 1, LTD
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF MARCH 31, 2010
(UNAUDITED)

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

NOTE 4                   COMMITMENTS

On September 1, 2008, the Company entered into a consulting agreement with a related party. The Company is required to pay $10,000 a month. The agreement will remain in effect unless either party desires to cancel the agreement.  As of March 31, 2010, $155,000 was paid for services performed by the consultant through March 31, 2010 and $35,000 is accrued as a related party accounts payable (See Note 5).

NOTE 5                   RELATED PARTY TRANSACTIONS

On January 22, 2010, a Corporation owned by the president loaned the Company $6,000.  This note payable is unsecured, non-interest bearing, and due on January 22, 2013 (See Note 2).

For the three months ended March 31, 2010 the Company recorded $67 of imputed interest related to shareholder loans payable as an in-kind contribution (See Note 3(B)).

For the year ended December 31, 2009, the Company recorded $36 of imputed interest related to shareholder loans payable as an in-kind contribution (See Note 3(B)).

ALPINE ALPHA 1, LTD
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF MARCH 31, 2010
(UNAUDITED)

On September 21, 2009, the Company paid $2,300 of expenses on behalf of Alpine Alpha 3, LTD.  This is a related party transaction.  The amount of $2,300 was repaid by Alpine Alpha 3, Ltd to Alpine Alpha 1, LTD on October 6, 2009.

On August 26, 2009, the Company paid $1,300 of expenses on behalf of Alpine Alpha 2, LTD.  This is a related party transaction.  The amount of $1,300 was repaid by Alpine Alpha 2, Ltd to Alpine Alpha 1, LTD on October 6, 2009 (See Note 3(A)).

On August 5, 2009, the Company entered into a stock purchase agreement with a related party to issue 65,000 shares of common stock for cash of $65 and recorded the fair value of the common stock of $16,185 ($0.25/ share) (See Note 3(A)).

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

On September 1, 2008, the Company entered into a consulting agreement with a related party. The Company is required to pay $10,000 a month. The agreement will remain in effect unless either party desires to cancel the agreement.  As of March 31, 2010, $155,000 was paid for services performed by the consultant through March 31, 2010 and $35,000 is accrued as a related party accounts payable. (See Note 4).

For the year ended December 31, 2008 a shareholder of the Company contributed services having a fair value of $18,400 (See Note 3(B)).

On October 1, 2008, a Corporation owned by the president loaned the Company $308.  This note payable is unsecured, non-interest bearing, and due on October 1, 2011.  The note was repaid on February 18, 2009 (See Note 2).

ALPINE ALPHA 1, LTD
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF MARCH 31, 2010
(UNAUDITED)

On May 23, 2008 a Corporation owned by the president loaned the Company $2,300.  This note payable is unsecured, non-interest bearing, and due on May 23, 2011.  The note was repaid on February 18, 2009 (See Note 2).

On May 8, 2008, a Corporation owned by the president paid expenses aggregating $2,000.  This advance is unsecured, non-interest bearing, and due on May 8, 2011.  The note was repaid on February 18, 2009 (See Note 2).

On February 11, 2008 a Corporation owned by the president loaned the Company $5,000.  This note payable is unsecured, non-interest bearing, and due on February 11, 2011. The loan was repaid on October 28, 2008 (See Note 2).

On January 11, 2008, a corporation owned by the Company’s president advanced the Company $5,000. The advance was converted to a note payable on August 26, 2008.  This advance is unsecured, non-interest bearing, and due on August 26, 2011.  The loan was repaid on October 28, 2008 (See Note 2).

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

NOTE 6                   GOING CONCERN

As reflected in the accompanying condensed financial statements, the Company is in the development stage with limited operations.  The Company has a net loss since inception of $97,374 and used cash in operations of $17,975 for the period from October 29, 2007 (inception) to March 31, 2010 and a working capital deficiency of $33,306 and stockholders’ deficiency of $39,306 at March 31, 2010. This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

ALPINE ALPHA 1, LTD
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF MARCH 31, 2010
(UNAUDITED)

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE 7                   NON BINDING LETTER OF INTENT

On February 3, 2009, the Company entered into a non binding letter of intent to acquire 100% of the issued and outstanding shares of a company for approximately 36,315,517 shares of common stock of Alpine Alpha 1, Ltd. and the payment of $200,000 if the net income of the acquiree is between $2.5 million and $5.0 million, $0 if the net income is over $5.0 million and any amount to be determined if the net income is less than $2.5 million.  The letter of intent calls for a non refundable, non creditable deposit of $100,000 as a commitment fee in addition to the fees due upon signing a definitive agreement based on the net income of the acquiree.  The $100,000 was received on February 20, 2009 and is reflected in the condensed statements of operations as other income.  The final terms are subject to entering into a final definitive agreement by May 1, 2009.  As of December 31, 2009, no agreement has been reached and the LOI has expired.

On August 15, 2009, the Company entered into a non binding letter of intent to sell 96.5% of the issued and outstanding shares of the company for the payment of $200,000 if the net income of the acquiree is between $10 million and $15 million, $100,000 if the net income of the acquiree is between $15 million and $20 million, $0 if the net income is over $20 million and any amount to be determined if the net income is less than $10 million.  The letter of intent calls for a non refundable, creditable deposit of $75,000 as a commitment fee in addition to the fees due upon signing a definitive agreement based on the net income of the acquiree.  The $75,000 was received on August 15, 2009 and is reflected in the condensed statements of operations as other income.  The final terms are subject to entering into a final definitive agreement by September 15, 2009.  As of December 31, 2009, no agreement was reached and the LOI expired. As of December 31, 2009, the Company recorded the $75,000 non-refundable deposit as other income.

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

RESULTS OF OPERATIONS

The Company generated no revenue during the first quarter of fiscal 2010.

However, a total of $35,541of operating expenses were incurred during the three months ended March 31, 2010, which primarily consists of legal and accounting professional fees and other general and administrative expenses such as rental expenses, related salaries, and business development expenses. Such operating expenses also include a monthly fee of $10,000 payable to a related party consultant pursuant to a Consulting Agreement dated September 1, 2008. As of March 31, 2010, $155,000 was paid for services performed by the consultant through March 31, 2010 and $35,000 was accrued as a related party accounts payable.

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

RECENT ACCOUNTING PRONOUNCEMENT

In October 2009, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standard Update (“ASU”) No. 2009-13, which addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services separately rather than as a combined unit and modifies the manner in which the transaction consideration is allocated across the separately identified deliverables. The ASU significantly expands the disclosure requirements for multiple-deliverable revenue arrangements. The ASU will be effective for the first annual reporting period beginning on or after June 15, 2010, and may be applied retrospectively for all periods presented or prospectively to arrangements entered into or materially modified after the adoption date. Early adoption is permitted, provided that the guidance is retroactively applied to the beginning of the year of adoption. The Company does not expect the adoption of ASU No. 2009-13 to have any effect on its financial statements upon its required adoption on January 1, 2011.

OFF-BALANCE SHEET ARRANGEMENT

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

(b)      Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2010, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Removed and Reserved

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
Date: May 17, 2010
	By:	/s/ James Hahn
(Signature)
Chief Executive Officer and President (principal executive officer) &
Chief Financial Officer (principal financial officer and principal accounting officer)