Form 10-Q
period 2010-06-30
Alpine Alpha 1, Ltd.
filed 2010-08-12
CIK 1444090

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

OR

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ...........to...............

Commission File Number 000-53397

Alpine Alpha 1, Ltd.
-------------------------------------------------------------------
(Exact name of registrant as specified in its charter)

Delaware	75-3264747
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

    PO Box 735, Alpine, New Jersey 07620
-------------------------------------------------------------------
(Address of principal executive offices) (Zip Code)

(917) 915-8857
-----------------------------------------------------------------------
(Registrant's telephone number, including area code)

N/A
-----------------------------------------------------------------------
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: there were 826,478 shares outstanding as of August 9, 2010.

ALPINE ALPHA 1, LTD
(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	1	CONDENSED BALANCE SHEETS AS OF JUNE 30, 2010 (UNAUDITED) AND AS OF DECEMBER 31, 2009.

PAGE	2	CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009, AND FOR THE PERIOD FROM OCTOBER 29, 2007 (INCEPTION) TO JUNE 30, 2010 (UNAUDITED).

PAGE	3	CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY FOR THE PERIOD FROM OCTOBER 29, 2007 (INCEPTION) TO JUNE 30, 2010 (UNAUDITED).

PAGE	4	CONDENSED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009, AND FOR THE PERIOD FROM OCTOBER 29, 2007 (INCEPTION) TO JUNE 30, 2010 (UNAUDITED).

PAGES	5 – 12	NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED).

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Alpine Alpha 1, LTD
(A Development Stage Company)
Condensed Balance Sheets

ASSETS

	June 30, 2010	December 31, 2009
	(Unaudited)

Current Assets
Cash	$2,246	$735
Prepaid Expenses	450	-
Total Assets	$2,696	$735

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts Payable - related party	$65,000	$5,000

Long Term Liabilities
Note Payable - related party	9,300	-

Total Liabilities	74,300	5,000

Commitments and Contingencies	-	-

Stockholders' Deficiency
Preferred stock, $0.001 par value; 1,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value; 50,000,000 shares authorized, 826,478 and 826,478 issued and outstanding, respectively	826	826
Additional paid-in capital	57,846	56,675
Deficit accumulated during the development stage	(130,276)	(61,766)
Total Stockholders' Deficiency	(71,604)	(4,265)

Total Liabilities and Stockholders' Deficiency	$2,696	$735

See accompanying notes to condensed unaudited financial statements

Alpine Alpha 1, LTD
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

	For the Three Months Ended,		For the Six Months Ended		For the Period from October 29, 2007
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009	(Inception) to June 30, 2010

Operating Expenses
Professional fees	$2,600	$3,401	$8,000	$11,682	$41,567
Consulting expense - related party	30,000	30,000	60,000	60,000	220,000
General and administrative	198	97	339	887	41,679
Total Operating Expenses	32,798	33,498	68,339	72,569	303,246

Loss from Operations	(32,798)	(33,498)	(68,339)	(72,569)	(303,246)

Other Income (Expenses)
Other income	-	-	-	100,000	175,000
Interest expense	(104)	-	(171)	-	(715)

INCOME/(LOSS) FROM OPERATIONS BEFORE INCOME TAXES	(32,902)	(33,498)	(68,510)	27,431	(128,961)

Provision for Income Taxes	-	-	-	-	(1,315)

NET INCOME/(LOSS)	$(32,902)	$(33,498)	$(68,510)	$27,431	$(130,276)

Net Income/(Loss) Per Share - Basic and Diluted	$(0.04)	$(0.04)	$(0.08)	$0.04

Weighted average number of shares outstanding during the period - Basic and Diluted
	826,478	761,478	826,478	753,453

See accompanying notes to condensed unaudited financial statements

Alpine Alpha 1, LTD
(A Development Stage Company)
Condensed Statement of Changes in Stockholders' Deficiency
For the period from October 29, 2007 (Inception) to June 30, 2010
(Unaudited)

						Deficit
	Preferred Stock		Common stock		Additional	accumulated during	Total
					paid-in	development	Stockholders'
	Shares	Amount	Shares	Amount	capital	stage	Deficiency

Balance October 29, 2007	-	$-	-	$-	$-	$-	$-

Common stock issued for services to founder ($0.001)	-	-	5,000	5	-	-	5

In kind contribution of services	-	-	-	-	3,600	-	3,600

In kind contribution of expenses	-	-	-	-	198	-	198

Net loss for the period October 29, 2007 (inception) to December 31, 2007	-	-	-	-	-	(4,323)	(4,323)

Balance, for the year ended December 31, 2007	-	-	5,000	5	3,798	(4,323)	(520)

Common stock issued for cash	-	-	736,133	736	12,682	-	13,418

In kind contribution of services	-	-	-	-	18,400	-	18,400

In kind contribution of interest	-	-	-	-	508	-	508

Net loss for the year ended December 31, 2008	-	-	-	-	-	(79,559)	(79,559)

Balance, December 31, 2008	-	-	741,133	741	35,388	(83,882)	(47,753)

Common stock issued for cash	-	-	20,345	20	5,066	-	5,086

Common stock issued for cash and services	-	-	65,000	65	16,185	-	16,250

In kind contribution of interest	-	-	-	-	36	-	36

Net loss for the year ended December 31, 2009	-	-	-	-	-	22,116	22,116

Balance, December 31, 2009	-	-	826,478	826	56,675	(61,766)	(4,265)

In kind contribution of interest	-	-	-	-	171		171

In kind contribution of legal services	-	-	-	-	1,000	-	1,000

Net loss for the six months ended June 30, 2010	-	-	-	-	-	(68,510)	(68,510)

Balance, June 30, 2010	-	$-	826,478	$826	$57,846	$(130,276)	$(71,604)

See accompanying notes to condensed unaudited financial statements

Alpine Alpha 1, LTD
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

	For the Six Months Ended		For the Period from October 29, 2007
	June 30, 2010	June 30, 2009	(Inception) to June 30, 2010

Cash Flows From Operating Activities:
Net Income (Loss)	$(68,510)	$27,431	$(130,276)
Adjustments to reconcile net loss to net cash provided by (used in) operations
In-kind contribution of services from president	-	-	22,005
In-kind contribution of legal services	1,000	-	1,000
In-kind contribution of interest	171	37	715
In-kind contribution of expenses	-	-	198
Common stock issued for services	-	-	16,185
Changes in operating assets and liabilities:
Increase in prepaid expenses	(450)	(1,200)	(450)
Increase/(decrease) in accounts payable- related party	60,000	(20,500)	65,000
Net Cash Provided By (Used In) Operating Activities	(7,789)	5,768	(25,623)

Cash Flows From Financing Activities:
Proceeds from loan payable - related party	9,300	-	23,908
Repayment of loan payable - related party	-	(4,608)	(14,608)
Proceeds from loan - overdraft line	-	-	1,150
Repayment of loan - overdraft line	-	(1,150)	(1,150)
Proceeds from issuance of common stock	-	5,086	18,569
Net Cash Provided by (Used In) Financing Activities	9,300	(672)	27,869

Net Increase in Cash	1,511	5,096	2,246

Cash at Beginning of Period	735	5	-

Cash at End of Period	$2,246	$5,101	$2,246

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$1,315

See accompanying notes to condensed unaudited financial statements

ALPINE ALPHA 1, LTD
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JUNE 30, 2010
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

(C) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents.  At June 30, 2010 and December 31, 2009, the Company had no cash equivalents.

(D) Earnings (Loss) Per Share

Basic and diluted net income (loss) per common share is computed based upon the weighted average common shares outstanding as defined by FASB Accounting Standards Codification Topic 260, “Earnings Per Share.”  As of June 30, 2010 and 2009, there were no common share equivalents outstanding.

ALPINE ALPHA 1, LTD
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JUNE 30, 2010
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

(H)Fair Value of Financial Instruments

The carrying amounts reported in the balance sheet for accounts payable - related party, accounts payable, and note payable – related party approximate fair value based on the short-term maturity of these instruments.

NOTE 2	NOTES PAYABLE – RELATED PARTY

On June 1, 2010, a Corporation owned by the president loaned the Company $3,300.  This note payable is unsecured, non-interest bearing, and due on June 1, 2013 (See Note 5).

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
AS OF JUNE 30, 2010
(UNAUDITED)

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

On August 5, 2009, the Company entered into a stock purchase agreement with a related party to issue 65,000 shares of common stock for cash and services of $65 and recorded the fair value of the common stock of $16,250 ($0.25/ share) (See Note 5).

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
AS OF JUNE 30, 2010
(UNAUDITED)

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

(B) In-Kind Contribution

For the six months ended June 30, 2010 the Company recorded $1,000 of legal services as an in – kind contribution.

For the six months ended June 30, 2010 the Company recorded $171 of imputed interest related to shareholder loans payable as an in-kind contribution (See Note 5).

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
AS OF JUNE 30, 2010
(UNAUDITED)

(C) Stock Issued for Services

On November 1, 2007, the Company issued 5,000 shares of common stock to its founders having a fair value of $5 ($0.001/share) in exchange for services provided (See Note 5).

NOTE 4                   COMMITMENTS

On September 1, 2008, the Company entered into a consulting agreement with a related party. The Company is required to pay $10,000 a month. The agreement will remain in effect unless either party desires to cancel the agreement.  As of June 30, 2010, $155,000 was paid for services performed by the consultant through June 30, 2010 and $65,000 is accrued as a related party accounts payable (See Note 5).

NOTE 5                   RELATED PARTY TRANSACTIONS

On June 1, 2010, a Corporation owned by the president loaned the Company $3,300.  This note payable is unsecured, non-interest bearing, and due on June 1, 2013 (See Note 2).

On January 22, 2010, a Corporation owned by the president loaned the Company $6,000.  This note payable is unsecured, non-interest bearing, and due on January 22, 2013 (See Note 2).

For the six months ended June 30, 2010 the Company recorded $171 of imputed interest related to shareholder loans payable as an in-kind contribution (See Note 3(B)).

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

On August 5, 2009, the Company entered into a stock purchase agreement with a related party to issue 65,000 shares of common stock for cash  and services of $65 and recorded the fair value of the common stock of $16,250 ($0.25/ share) (See Note 3(A)).

On February 6, 2009, the Company transferred $1,000 from the Company credit card into Alpine Alpha 2, LTD to assist in paying off expenses.  This is a related party transaction.  The amount of $1,075, principal plus interest, was repaid by Alpine Alpha 2, Ltd. to the credit card on February 25, 2009.

ALPINE ALPHA 1, LTD
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JUNE 30, 2010
(UNAUDITED)

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

On September 1, 2008, the Company entered into a consulting agreement with a related party. The Company is required to pay $10,000 a month. The agreement will remain in effect unless either party desires to cancel the agreement.  As of June 30, 2010, $155,000 was paid for services performed by the consultant through June 30, 2010 and $65,000 is accrued as a related party accounts payable (See Note 4).

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
AS OF JUNE 30, 2010
(UNAUDITED)

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

NOTE 6                   GOING CONCERN

As reflected in the accompanying unaudited condensed financial statements, the Company is in the development stage with limited operations.  The Company has a net loss since inception of $130,276 and used cash in operations of $25,623 for the period from October 29, 2007 (inception) to June 30, 2010 and a working capital deficiency of $62,304 and stockholders’ deficiency of $71,604 at June 30, 2010.

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

NOTE 7                   NON BINDING LETTER OF INTENT

On February 3, 2009, the Company entered into a non binding letter of intent to acquire 100% of the issued and outstanding shares of a company for approximately 36,315,517 shares of common stock of Alpine Alpha 1, Ltd. and the payment of $200,000 if the net income of the acquiree is between $2.5 million and $5.0 million, $0 if the net income is over $5.0 million and any amount to be determined if the net income is less than $2.5 million.  The letter of intent calls for a non refundable, non creditable deposit of $100,000 as a commitment fee in addition to the fees due upon signing a definitive agreement based on the net income of the acquiree.  The $100,000 was received on February 20, 2009 and is reflected in the condensed statements of operations as other income.  The final terms are subject to entering into a final definitive agreement by May 1, 2009.  As of May 1, 2009, no agreement has been reached and the LOI has expired.

ALPINE ALPHA 1, LTD
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JUNE 30, 2010
(UNAUDITED)

On August 15, 2009, the Company entered into a non binding letter of intent to sell 96.5% of the issued and outstanding shares of the company for the payment of $200,000 if the net income of the acquiree is between $10 million and $15 million, $100,000 if the net income of the acquiree is between $15 million and $20 million, $0 if the net income is over $20 million and any amount to be determined if the net income is less than $10 million.  The letter of intent calls for a non refundable, creditable deposit of $75,000 as a commitment fee in addition to the fees due upon signing a definitive agreement based on the net income of the acquiree.  The $75,000 was received on August 15, 2009 and is reflected in the condensed statements of operations as other income.  The final terms are subject to entering into a final definitive agreement by September 15, 2009.  As of September 15, 2009, no agreement was reached and the LOI has expired.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited condensed financial statements and the notes to those financial statements appearing elsewhere in this Form 10-Q.

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

RESULTS OF OPERATIONS

The Company generated no revenue during the second quarter of fiscal 2010.

However, a total of $68,339 of operating expenses were incurred during the six months ended June 30, 2010, which primarily consists of legal and accounting professional fees and other general and administrative expenses such as related salary and business development expenses. On June 1, 2010, Alpine Venture Associates, LLC, which is owned by Mr. James Hahn, our President, CEO and CFO, loaned $3,300 to the Company on an unsecured, non-interest basis and will be due on June 1, 2013. Such operating expenses also include a monthly fee of $10,000 payable to a related party consultant pursuant to a Consulting Agreement dated September 1, 2008. As of June 30, 2010, a total of $155,000 was paid for services performed by the consultant through June 30, 2010 and $65,000 was accrued as a related party accounts payable.

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

CRITICAL ACCOUNTING POLICIES

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Our significant accounting policies are summarized in Note 1 of our financial statements. While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our condensed results of operations, financial position or liquidity for the periods presented in this report.

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

(b)      Changes in Internal Control over Financial Reporting

During the six months ended June 30, 2010, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

ALPINE ALPHA 1, LTD. (Registrant)

Date: August 9, 2010	By:	/s/ James Hahn
(Signature)
Chief Executive Officer and President (principal executive officer) &
Chief Financial Officer (principal financial officer and principal accounting officer)