Form 10-Q
period 2010-09-30
Alpine Alpha 1, Ltd.
filed 2010-11-04
CIK 1444090

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

OR

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ..............to...............

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: there were 826,478 shares outstanding as of November 03, 2010.

ALPINE ALPHA 1, LTD
(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	1	CONDENSED BALANCE SHEETS AS OF SEPTEMBER 30, 2010 (UNAUDITED) AND AS OF DECEMBER 31, 2009.

PAGE	2	CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009, AND FOR THE PERIOD FROM OCTOBER 29, 2007 (INCEPTION) TO SEPTEMBER 30, 2010 (UNAUDITED).

PAGE	3	CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY FOR THE PERIOD FROM OCTOBER 29, 2007 (INCEPTION) TO SEPTEMBER 30, 2010 (UNAUDITED).

PAGE	4	CONDENSED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009, AND FOR THE PERIOD FROM OCTOBER 29, 2007 (INCEPTION) TO SEPTEMBER 30, 2010 (UNAUDITED).

PAGES	5 – 12	NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED).

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Alpine Alpha 1, LTD
(A Development Stage Company)
Condensed Balance Sheets

ASSETS

	September 30, 2010	December 31, 2009
	(Unaudited)

Current Assets
Cash	$98	$735
Prepaid Expenses	300	-
Total Assets	$398	$735

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts Payable - related party	$95,000	$5,000

Long Term Liabilities
Note Payable - related party	9,300	-

Total Liabilities	104,300	5,000

Commitments and Contingencies	-	-

Stockholders' Deficiency
Preferred stock, $0.001 par value; 1,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $0.001 par value; 50,000,000 shares authorized, 826,478 and 826,478
issued and outstanding, respectively	826	826
Additional paid-in capital	58,487	56,675
Deficit accumulated during the development stage	(163,215)	(61,766)
Total Stockholders' Deficiency	(103,902)	(4,265)

Total Liabilities and Stockholders' Deficiency	$398	$735

See accompanying notes to condensed unaudited financial statements.

Alpine Alpha 1, LTD
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended		For the Period from October 29, 2007
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009	(Inception) to September 30, 2010

Operating Expenses
Professional fees	$2,600	$1,900	$10,600	$13,582	$44,167
Consulting expense - related party	30,000	30,000	90,000	90,000	250,000
General and administrative	198	164	537	1,051	41,877
Total Operating Expenses	32,798	32,064	101,137	104,633	336,044

Loss from Operations	(32,798)	(32,064)	(101,137)	(104,633)	(336,044)

Other Income (Expenses)
Other income	-	75,000	-	175,000	175,000
Interest expense	(141)	-	(312)	-	(856)

INCOME/(LOSS) FROM OPERATIONS BEFORE INCOME TAXES	(32,939)	42,936	(101,449)	70,367	(161,900)

Provision for Income Taxes	-	-	-	-	(1,315)

NET INCOME/(LOSS)	$(32,939)	$42,936	$(101,449)	$70,367	$(163,215)

Net Income/(Loss) Per Share - Basic and Diluted	$(0.04)	$0.05	$(0.12)	$0.09

Weighted average number of shares outstanding
during the period - Basic and Diluted	826,478	801,478	826,478	769,550

See accompanying notes to condensed unaudited financial statements.

Alpine Alpha 1, LTD
(A Development Stage Company)
Condensed Statement of Changes in Stockholders' Deficiency
For the period from October 29, 2007 (Inception) to September 30, 2010
(Unaudited)
						Deficit
						accumulated
					Additional	during	Total
	Preferred Stock		Common stock		paid-in	development	Stockholders'
	Shares	Amount	Shares	Amount	capital	stage	Deficiency

Balance October 29, 2007	-	$-	-	$-	$-	$-	$-

Common stock issued for services to founder ($0.001)	-	-	5,000	5	-	-	5

In kind contribution of services	-	-	-	-	3,600	-	3,600

In kind contribution of expenses	-	-	-	-	198	-	198

Net loss for the period October 29, 2007 (inception) to December 31, 2007	-	-	-	-	-	(4,323)	(4,323)

Balance, for the year ended December 31, 2007	-	-	5,000	5	3,798	(4,323)	(520)

Common stock issued for cash	-	-	736,133	736	12,682	-	13,418

In kind contribution of services	-	-	-	-	18,400	-	18,400

In kind contribution of interest	-	-	-	-	508	-	508

Net loss for the year ended December 31, 2008	-	-	-	-	-	(79,559)	(79,559)

Balance, December 31, 2008	-	-	741,133	741	35,388	(83,882)	(47,753)

Common stock issued for cash	-	-	20,345	20	5,066	-	5,086

Common stock issued for cash and services	-	-	65,000	65	16,185	-	16,250

In kind contribution of interest	-	-	-	-	36	-	36

Net income for the year ended December 31, 2009	-	-	-	-	-	22,116	22,116

Balance, December 31, 2009	-	-	826,478	826	56,675	(61,766)	(4,265)

In kind contribution of interest	-	-	-	-	312		312

In kind contribution of legal services	-	-	-	-	1,500	-	1,500

Net loss for the nine months ended September 30, 2010	-	-	-	-	-	(101,449)	(101,449)

Balance, September 30, 2010	-	$-	826,478	$826	$58,487	$(163,215)	$(103,902)

See accompanying notes to condensed unaudited financial statements.

Alpine Alpha 1, LTD
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended		For the Period from October 29, 2007
	September 30, 2010	September 30, 2009	(Inception) to September 30, 2010

Cash Flows From Operating Activities:
Net Income (Loss)	$(101,449)	$70,367	$(163,215)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operations
In-kind contribution of services from president	-	-	22,005
In-kind contribution of legal services	1,500	-	1,500
In-kind contribution of interest	312	36	856
In-kind contribution of expenses	-	-	198
Common stock issued for services	-	-	16,185
Changes in operating assets and liabilities:
Increase in prepaid expenses	(300)	(20,150)	(300)
Increase/(decrease) in accounts payable- related party	90,000	(42,000)	95,000
Net Cash Provided By (Used In) Operating Activities	(9,937)	8,253	(27,771)

Cash Flows From Financing Activities:
Loans Receivable- related party	-	(3,600)	-
Proceeds from loan payable - related party	9,300	-	23,908
Repayment of loan payable - related party	-	(4,608)	(14,608)
Proceeds from loan - overdraft line	-	-	1,150
Repayment of loan - overdraft line	-	(1,150)	(1,150)
Proceeds from issuance of common stock	-	5,151	18,569
Net Cash Provided by (Used In) Financing Activities	9,300	(4,207)	27,869

Net Increase (Decrease) in Cash	(637)	4,046	98

Cash at Beginning of Period	735	5	-

Cash at End of Period	$98	$4,051	$98

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$1,315

See accompanying notes to condensed unaudited financial statements.

ALPINE ALPHA 1, LTD
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2010
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

(C) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents.  At September 30, 2010 and December 31, 2009, the Company had no cash equivalents.

(D) Earnings (Loss) Per Share

Basic and diluted net income (loss) per common share is computed based upon the weighted average common shares outstanding as defined by FASB Accounting Standards Codification Topic 260, “Earnings Per Share.”  As of September 30, 2010 and 2009, there were no common share equivalents outstanding.

ALPINE ALPHA 1, LTD
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2010
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

(H) Fair Value of Financial Instruments

The carrying amounts reported in the balance sheet for accounts payable - related party and note payable – related party approximate fair value based on the short-term maturity of these instruments.

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
AS OF SEPTEMBER 30, 2010
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
AS OF SEPTEMBER 30, 2010
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

(B) In-Kind Contribution

For the nine months ended September 30, 2010 the Company recorded $1,500 of legal services as an in – kind contribution.

For the nine months ended September 30, 2010 the Company recorded $312 of imputed interest related to shareholder loans payable as an in-kind contribution (See Note 5).

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
AS OF SEPTEMBER 30, 2010
(UNAUDITED)
(C) Stock Issued for Services

On November 1, 2007, the Company issued 5,000 shares of common stock to its founders having a fair value of $5 ($0.001/share) in exchange for services provided (See Note 5).

NOTE 4                   COMMITMENTS

On September 1, 2008, the Company entered into a consulting agreement with a related party. The Company is required to pay $10,000 a month. The agreement will remain in effect unless either party desires to cancel the agreement.  As of September 30, 2010, $155,000 was paid for services performed by the consultant through September 30, 2010 and $95,000 is accrued as a related party accounts payable (See Note 5).

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

For the nine months ended September 30, 2010 the Company recorded $312 of imputed interest related to shareholder loans payable as an in-kind contribution (See Note 3(B)).

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
AS OF SEPTEMBER 30, 2010
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

On September 1, 2008, the Company entered into a consulting agreement with a related party. The Company is required to pay $10,000 a month. The agreement will remain in effect unless either party desires to cancel the agreement.  As of September 30, 2010, $155,000 was paid for services performed by the consultant through September 30, 2010 and $95,000 is accrued as a related party accounts payable (See Note 4).

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
AS OF SEPTEMBER 30, 2010
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

NOTE 6                   GOING CONCERN

As reflected in the accompanying condensed financial statements, the Company is in the development stage with limited operations.  The Company has a net loss since inception of $163,215 and used cash in operations of $27,771 for the period from October 29, 2007 (inception) to September 30, 2010 and a working capital deficiency of $94,602 and stockholders’ deficiency of $103,902 at September 30, 2010.

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
AS OF SEPTEMBER 30, 2010
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

RESULTS OF OPERATIONS

The Company generated no revenue during the third  quarter of fiscal 2010.

However, a total of $101,137 of operating expenses were incurred during the nine months ended September 30, 2010, which primarily consists of legal and accounting professional fees and other general and administrative expenses such as related party salary and business development expenses. On June 1, 2010, Alpine Venture Associates, LLC, which is owned by Mr. James Hahn, our President, CEO and CFO, loaned $3,300 to the Company on an unsecured, non-interest basis and will be due on June 1, 2013. Such operating expenses also include a monthly fee of $10,000 payable to a related party consultant pursuant to a Consulting Agreement dated September 1, 2008. As of September 30, 2010, a total of $155,000 was paid for services performed by the consultant through September  30, 2010 and $95,000 was accrued as a related party accounts payable.

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

(b)      Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2010, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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
Date: Nobember 03, 2010
	By:	/s/ James Hahn
(Signature)
Chief Executive Officer and President
(principal executive officer) &
Chief Financial Officer (principal
financial officer and principal accounting officer)