Form 10-K
period 2010-12-31
Alpine Alpha 1, Ltd.
filed 2011-03-10
CIK 1444090

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

[ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2010

OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to _________________

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.   N/A

There were 1,826,478 shares outstanding as of March 9, 2011.

Documents incorporated by reference: None

Alpine Alpha 1, Ltd.

Form 10-K
Fiscal Year Ended December 31, 2010

PART I

ITEM  1.  BUSINESS

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

The Company's search will be directed towards targets that are small and medium-sized enterprises, which have a desire to become public corporations. In addition, these enterprises may wish to satisfy, either currently or in the reasonably near future, the minimum tangible asset requirement in order to qualify their shares for trading on NASDAQ or on an exchange such as the NYSE American Equities (see the subsection of this Item 1 called “Investigation and Selection of Business Opportunities”).  The Company anticipates that the business opportunities presented to it will either be companies (i)  in the process of formation, or which have been recently organized with limited operating history or a history of losses attributable to under-capitalization or other factors; (ii) experiencing financial or operating difficulties; (iii)  in need of funds to develop new products or services or to expand into a new market, or have plans for rapid expansion through acquisition of competing businesses; or (iv) which have other similar characteristics.  The Company intends to concentrate its acquisition efforts on properties or businesses that it believes to be undervalued or that it believes may realize a substantial benefit from being publicly owned.  Given the above factors, investors should expect that any acquisition candidate may have little or no operating history, or a history of losses or low profitability.

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
*   whether, following the business combination, the financial condition of the Company would be, or would have a significant prospect in the foreseeable future of becoming, sufficient to enable the securities of the Company to qualify for listing on an exchange or on a national automated securities quotation system, such as NASDAQ, so as to permit the trading of such securities to be exempt from the requirements of Rule 15g-9 adopted by the Commission (See the subsection of Item 1A called “Risk Factors - Regulation of Penny Stocks”);
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

The Company has limited financial resources.  The Company will, in all likelihood, continue to sustain operating expenses without corresponding revenues, at least until the consummation of a business combination.  This will most likely result in the Company incurring a net operating loss which may increase continuously until the Company can consummate a business combination with a target company.  There is no assurance that the Company can identify such a target company and consummate such a business combination.

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

Because management consists of only one person, while seeking a business combination, James Hahn, the President of the Company, will be the only person responsible for conducting the day-to-day operations of the Company.  It is possible that, from time to time, the inability of Mr. Hahn to devote his full time attention to the Company will cause the Company to lose an opportunity. Moreover, the Company does not benefit from having access to multiple judgments that a greater number of directors or officers would provide, and the Company will rely completely on the judgment of its one officer and director when selecting a target company.  Mr. Hahn anticipates devoting only a limited amount of time per month to the business of the Company.  Mr. Hahn has not entered into a written employment agreement with the Company and he is not expected to do so.  The Company does not anticipate obtaining key man life insurance on Mr. Hahn.  The loss of the services of Mr. Hahn would adversely affect development of the Company's business and its likelihood of continuing operations.

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

ITEM  2.   PROPERTIES

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

ITEM  3. LEGAL PROCEEDINGS

The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

ITEM  4. [REMOVED AND RESERVED]

PART II

ITEM 5.   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET PRICE

There has been no trading market in the Company's common stock from the Company’s inception through March 9, 2011.

HOLDERS

As of March 9, 2011, there are approximately 413 holders of the Company's common stock.

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

Item 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.   FINANCIAL  STATEMENTS AND SUPPLEMENTARY DATA

The Company 's financial statements for the years ended December 31, 2010 and 2009, including the notes thereto, together with the report of independent certified public accountants thereon, are presented beginning at page F-1.

ITEM  9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There are not, and since the inception of the Company there have not been, any disagreements between the Company and its accountants on any matter of accounting principles, practices or financial statement disclosure.

ITEM  9A. CONTROLS AND PROCEDURES

N/A.

ITEM 9B.  OTHER INFORMATION

None.

Part III

ITEM 10.  DIRECTORS,  EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The names, ages and positions of the Company's directors and executive officers are as follows:

Name	Age	Position Held and Tenure
James Hahn	46	Director, President, Chief Executive Officer
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

BIOGRAPHICAL INFORMATION

James Hahn was appointed as our director and officer of the Company on November 1, 2007. Mr. Hahn also serves as the managing partner of Alpine Venture Associates, LLC from 1999 to present.  Mr. Hahn received a bachelor’s degree of Science in Economics from the University of Pennsylvania in 1985.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires the Company's directors and executive officers, and persons who own more than 10% of a registered class of our equity securities, to file with the Commission initial reports of ownership and reports of changes in ownership of common stock and our other equity securities. These insiders are required by Commission regulations to furnish us with copies of all Section 16(a) forms they file, including Forms 3, 4 and 5, and the Company’s records. There was no failure to timely submit such filings during the fiscal year ended December 31, 2010.

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

The following table sets forth certain information as of the date of this Annual Report on Form 10-K regarding the beneficial ownership of the Company's common stock by (i) each stockholder known by the Company to be the beneficial owner of more than 5% of the Company's common stock; (ii) by each director and executive officer of the Company; and (iii) by all executive officer and directors of the Company as a group.  Each of the persons named in the table has sole voting and investment power with respect to the shares beneficially owned.

		% of Class
Name and address	Number of Shares	Beneficially Owned (1)

Alpine Venture Associates, LLC	1,131,865	61.97% (1)
PO Box 735, Alpine
New Jersey 07620

James Hahn	1,162,410 (2)	63.64%
PO Box 735, Alpine
New Jersey 07620

JC Capital Management, Ltd	83,040	4.55%
Qianjiang Building, 18H,
Pudong New District
Shanghai, China, PRC 200122

All Directors and	1,162,410(2)	63.64%
Executive Officers (1 person)

(1)	Based on 1, 826,478 shares of our common stock outstanding as of March 9, 2011.

(2)
Alpine Venture Associates, LLC is owned and controlled by Mr. James Hahn. Accordingly, the 1,131,865 shares of common stock owned by Alpine Venture Associates, LLC are deemed also to be beneficially owned by Mr. James Hahn. Also includes 20,445 shares owned by Mr. Hahn’s wife.

ITEM  13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

For the year ended December 31, 2010, the Company recorded, respectively, $508 of imputed interest related to shareholder loans payable and $2,000 of legal services, as in-kind contribution.

On November 5, 2010, a Corporation owned by the president, Alpine Venture Associates, LLC. loaned the Company $6,000 on an unsecured and non-interest bearing basis, and will become due on November 5, 2013.

On June 1, 2010, a Corporation owned by the president, Alpine Venture Associates, LLC. loaned the Company $3,300 on an unsecured and non-interest bearing basis, and will become due on June 1, 2013.

On January 22, 2010, a Corporation owned by the president, Alpine Venture Associates, LLC. loaned to the Company $6,000, which is unsecured, non-interest bearing, and due on January 22, 2013.

On September 1, 2008, the Company entered into a consulting services agreement with Alpine Venture Associates, LLC (“AVA”), of which Mr. James Hahn owns a 50% equity interest and is the president (the “Consulting Services Agreement”). Under the Consulting Services Agreement, AVA is being paid a consulting fee of $10,000 per month for its services to find suitable acquisition targets and make required filings with the Commission. The term of the Consulting Services Agreement will continue until either the Company or AVA terminates it by providing a 30-day written notice of such intention to the other party. As of December 31, 2010, $155,000 was paid for services performed by AVA through December 31, 2010 and $125,000 is accrued as a related party accounts payable.

On January 31, 2011, the Company entered into a stock purchase agreement with a Corporation owned by the president, Alpine Venture Associates, LLC., to issue 1,000,000 shares of the Company’s common stock for cash of $1,000 and services with a fair value of $249,000 for total consideration of $250,000.

ITEM  14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The Company selected Webb & Company, P.A. (“Webb”) as our independent auditor since its inception on October 29, 2007.  The following table sets forth the aggregate fees billed to the Company for the fiscal years ended December 31, 2010 and 2009 by Webb:

	Fiscal Year	Fiscal Year
	Ended	Ended
	December 31, 2010	December 31, 2009
Audit fees	$7,100	$7,000
Audit-related fees	—	—
Tax fees	$500	$500
Other fees	—	—

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

ITEM  15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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

The Company 's financial statements for the years ended December 31, 2010 and 2009 including the notes thereto, together with the report of independent certified public accountants thereon, are presented beginning at page F-1.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Alpine Alpha 1, Ltd.

Date: March 10, 2011	By:	/s/ James Hahn
James Hahn Chief Executive Officer and President (principal executive officer) & Chief Financial Officer (principal financial officer and principal accounting officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 10, 2011	By:	/s/ James Hahn
James Hahn Sole Director

ALPINE ALPHA 1, LTD
(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	F-1	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

PAGE	F-2	BALANCE SHEETS AS OF DECEMBER 31, 2010 AND AS OF DECEMBER 31, 2009

PAGE	F-3	STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009, AND FOR THE PERIOD FROM OCTOBER 29, 2007 (INCEPTION) TO DECEMBER 31, 2010

PAGE	F-4	STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY FOR THE PERIOD FROM OCTOBER 29, 2007 (INCEPTION) TO DECEMBER 31, 2010

PAGE	F-5	STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009, AND FOR THE PERIOD FROM OCTOBER 29, 2007 (INCEPTION) TO DECEMBER 31, 2010

PAGES	F-6 - F-14	NOTES TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:
Alpine Alpha 1, Ltd.
(A Development Stage Company)

We have audited the accompanying balance sheets of Alpine Alpha 1, Ltd. (a development stage company) as of December 31, 2010 and 2009, and the related statements of operations, changes in stockholders’ deficiency and cash flows for the years ended December 31, 2010 and 2009 and the period from October 29, 2007 (Inception) to December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Alpine Alpha 1, Ltd. (a development stage company) as of December 31, 2010 and 2009, and the related statements of operations and cash flows for the years ended December 31, 2010 and 2009 and the period from October 29, 2007 (Inception) to December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the Company is in the development stage with net losses since inception of $196,209, used cash in operations of $29,919 for the period from October 29, 2007 (Inception) to December 31, 2010 and a working capital deficiency of $120,900 and stockholders’ deficiency of $136,200 at December 31, 2010. These factors raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans concerning these matters are also described in Note 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WEBB & COMPANY, P.A.
Certified Public Accountants

Boynton Beach, Florida
March 9, 2011

Alpine Alpha 1, LTD
(A Development Stage Company)
Balance Sheets

ASSETS

	December 31, 2010	December 31, 2009

Current Assets
Cash	$3,950	$735
Prepaid Expenses	150	-
Total Assets	$4,100	$735

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts Payable - related party	$125,000	$5,000

Long Term Liabilities
Note Payable - related party	15,300	-

Total Liabilities	140,300	5,000

Commitments and Contingencies	-	-

Stockholders' Deficiency
Preferred stock, $0.001 par value; 1,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $0.001 par value; 50,000,000 shares authorized, 826,478 and 826,478
issued and outstanding, respectively	826	826
Additional paid-in capital	59,183	56,675
Deficit accumulated during the development stage	(196,209)	(61,766)
Total Stockholders' Deficiency	(136,200)	(4,265)

Total Liabilities and Stockholders' Deficiency	$4,100	$735

Alpine Alpha 1, LTD
(A Development Stage Company)
Statements of Operations
			For the Period from
			October 29, 2007
	For the Year Ended		(Inception) to
	December 31, 2010	December 31, 2009	December 31, 2010

Operating Expenses
Professional fees	$13,200	$15,482	$46,767
Consulting expense - related party	120,000	120,000	280,000
Stock Compensation	-	16,185	16,185
General and administrative	735	1,181	25,890
Total Operating Expenses	133,935	152,848	368,842

Loss from Operations	(133,935)	(152,848)	(368,842)

Other Income (Expenses)
Other income	-	175,000	175,000
Interest expense	(508)	(36)	(1,052)

INCOME/(LOSS) FROM OPERATIONS BEFORE INCOME TAXES	(134,443)	22,116	(194,894)

Provision for Income Taxes	-	-	(1,315)

NET INCOME/(LOSS)	$(134,443)	$22,116	$(196,209)

Net Income/(Loss) Per Share - Basic and Diluted	$(0.16)	$0.03

Weighted average number of shares outstanding
during the period - Basic and Diluted	826,478	783,938

Alpine Alpha 1, LTD
(A Development Stage Company)
Statement of Changes in Stockholders' Deficiency
For the period from October 29, 2007 (Inception) to December 31, 2010
						Deficit
						accumulated
					Additional	during
	Preferred stock		Common stock		paid-in	development	Stockholders'
	Shares	Amount	Shares	Amount	capital	stage	Deficiency

Balance October 29, 2007	-	$-	-	$-	$-	$-	$-

Common stock issued for services to founder ($0.001)	-	-	5,000	5	-	-	5

In kind contribution of services	-	-	-	-	3,600	-	3,600

In kind contribution of expenses	-	-	-	-	198	-	198

Net loss for the period October 29, 2007 (inception) to December 31, 2007	-	-	-	-	-	(4,323)	(4,323)

Balance, for the year ended December 31, 2007	-	-	5,000	5	3,798	(4,323)	(520)

Common stock issued for cash	-	-	736,133	736	12,682	-	13,418

In kind contribution of services	-	-	-	-	18,400	-	18,400

In kind contribution of interest	-	-	-	-	508	-	508

Net loss for the year ended December 31, 2008	-	-	-	-	-	(79,559)	(79,559)

Balance, December 31, 2008	-	-	741,133	741	35,388	(83,882)	(47,753)

Common stock issued for cash	-	-	20,345	20	5,066	-	5,086

Common stock issued for cash and services	-	-	65,000	65	16,185	-	16,250

In kind contribution of interest	-	-	-	-	36	-	36

Net income for the year ended December 31, 2009	-	-	-	-	-	22,116	22,116

Balance, December 31, 2009	-	-	826,478	826	56,675	(61,766)	(4,265)

In kind contribution of interest	-	-	-	-	508		508

In kind contribution of legal services	-	-	-	-	2,000	-	2,000

Net loss for the year ended December 31, 2010	-	-	-	-	-	(134,443)	(134,443)

Balance, December 31, 2010	-	$-	826,478	$826	$59,183	$(196,209)	$(136,200)

Alpine Alpha 1, LTD
(A Development Stage Company)
Statements of Cash Flows
			For the Period from
			October 29, 2007
	For the Year Ended		(Inception) to
	December 31, 2010	December 31, 2009	December 31, 2010

Cash Flows From Operating Activities:
Net Income (Loss)	$(134,443)	$22,116	$(196,209)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operations
In-kind contribution of services from president	-	-	22,005
In-kind contribution of legal services	2,000	-	2,000
In-kind contribution of interest	508	36	1,052
In-kind contribution of expenses	-	-	198
Common stock issued for services	-	16,185	16,185
Changes in operating assets and liabilities:
Increase in prepaid expenses	(150)	-	(150)
Increase/(decrease) in accounts payable and accrued expenses		(3,150)	-
Increase/(decrease) in accounts payable- related party	120,000	(35,000)	125,000
Net Cash Provided By (Used In) Operating Activities	(12,085)	187	(29,919)

Cash Flows From Financing Activities:
Proceeds from loan payable - related party	15,300	-	29,908
Repayment of loan payable - related party	-	(4,608)	(14,608)
Proceeds from loan - overdraft line	-	-	1,150
Repayment of loan - overdraft line	-	-	(1,150)
Proceeds from issuance of common stock	-	5,151	18,569
Net Cash Provided by Financing Activities	15,300	543	33,869

Net Increase in Cash	3,215	730	3,950

Cash at Beginning of Period	735	5	-

Cash at End of Period	$3,950	$735	$3,950

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$1,315

Cash balance as per BS	3,950	735	3,950

CHECK	-	-	-

ALPINE ALPHA 1, LTD
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2010 AND 2009

NOTE 1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A) Organization

Alpine Alpha 1, LTD (a development stage company) (the "Company") was incorporated under the laws of the State of Delaware on October 29, 2007.  The Company was organized to provide business services and financing to emerging growth entities.

The Company was formed to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. It has been in the developmental stage since inception and has no operations to date other than issuing shares to our original shareholder. It will attempt to locate and negotiate with a business entity for the combination of that target company with us. The combination will normally take the form of a merger, stock- for-stock exchange or stock-for-assets exchange. In most instances, the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended. No assurances can be given that it will be successful in locating or negotiating with any target company.

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

(C) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents.  At December 31, 2010 and December 31, 2009, the Company had no cash equivalents.

(D) Earnings (Loss) Per Share

Basic and diluted net income (loss) per common share is computed based upon the weighted average common shares outstanding as defined by FASB Accounting Standards Codification Topic 260, “Earnings Per Share.”  As of December 31, 2010 and 2009, there were no common share equivalents outstanding.

ALPINE ALPHA 1, LTD
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2010 AND 2009

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

	2010	2009

Expected Income Tax Recovery (expense) at the statutory rate of 38.29%	$(51,479)	$8,468
Tax effect of expenses that are not deductible for income tax purposes (net of other amounts deductible for tax purposes)	960	6,211
Tax effect of differences in the timing of deductibility of items for income tax purposes	-	-
Change in valuation allowance	50,519	(14,679)

Provision for income taxes	$-	$-

The components of deferred income taxes are as follows:
	2010	2009
Deferred income tax asset:
Net operating loss carryforwards	$59,341	$8,822
Valuation allowance	(59,341)	(8,822)
Deferred income taxes	$-	$-

As of December 31, 2010, the Company has a net operating loss carryforward of approximately $154,977 available to offset future taxable income through 2030. The valuation allowance at December 31, 2010 was $59,341. The valuation allowance at December 31, 2009 was $8,822. The net change in the valuation allowance for the period ended December 31, 2010 was an increase of $50,519.

ALPINE ALPHA 1, LTD
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2010 AND 2009

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

(H) Fair Value of Financial Instruments

The carrying amounts reported in the balance sheet for accounts payable - related party, and note payable – related party approximate fair value based on the short-term maturity of these instruments.

NOTE 2	NOTES PAYABLE – RELATED PARTY

On November 5, 2010, a Corporation owned by the president loaned the Company $6,000.  This note payable is unsecured, non-interest bearing, and due on November 5, 2013 (See Note 5).

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
AS OF DECEMBER 31, 2010 AND 2009

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
AS OF DECEMBER 31, 2010 AND 2009

On January 7, 2008, the Company entered into two stock purchase agreements to issue a total of 200 shares of common stock for cash to two individuals for $100 ($0.50/share).

On January 7, 2008 the Company entered into stock purchase agreements to issue 10,000 shares of common stock for cash of $100 ($0.01/share).

(B) In-Kind Contribution

For the year ended December 31, 2010 the Company recorded $2,000 of legal services as an in – kind contribution.

For the year ended December 31, 2010 the Company recorded $508 of imputed interest related to shareholder loans payable as an in-kind contribution (See Note 5).

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

NOTE 4                   COMMITMENTS

On September 1, 2008, the Company entered into a consulting agreement with a related party. The Company is required to pay $10,000 a month. The agreement will remain in effect unless either party desires to cancel the agreement.  As of December 31, 2010, $155,000 was paid for services performed by the consultant through December 31, 2010 and $125,000 is accrued as a related party accounts payable (See Note 5).

ALPINE ALPHA 1, LTD
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2010 AND 2009

NOTE 5                   RELATED PARTY TRANSACTIONS

On November 5, 2010, a Corporation owned by the president loaned the Company $6,000.  This note payable is unsecured, non-interest bearing, and due on November 5, 2013 (See Note 2).

On June 1, 2010, a Corporation owned by the president loaned the Company $3,300.  This note payable is unsecured, non-interest bearing, and due on June 1, 2013 (See Note 2).

On January 22, 2010, a Corporation owned by the president loaned the Company $6,000.  This note payable is unsecured, non-interest bearing, and due on January 22, 2013 (See Note 2).

For the year ended December 31, 2010 the Company recorded $508 of imputed interest related to shareholder loans payable as an in-kind contribution (See Note 3(B)).

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
AS OF DECEMBER 31, 2010 AND 2009

For the year ended December 31, 2008, the Company recorded $508 of imputed interest related to shareholder loans payable as an in-kind contribution (See Note 3(B)).

On September 1, 2008, the Company entered into a consulting agreement with a related party. The Company is required to pay $10,000 a month. The agreement will remain in effect unless either party desires to cancel the agreement.  As of December 31, 2010, $155,000 was paid for services performed by the consultant through December 31, 2010 and $125,000 is accrued as a related party accounts payable (See Note 4).

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

ALPINE ALPHA 1, LTD
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2010 AND 2009

NOTE 6                   GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage with limited operations.  The Company has a net loss since inception of $196,209 and used cash in operations of $29,919 for the period from October 29, 2007 (inception) to December 31, 2010 and has a working capital deficiency of $120,900 and a stockholders’ deficiency of $136,200 at December 31, 2010.

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

ALPINE ALPHA 1, LTD
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2010 AND 2009

NOTE 8                   SUBSEQUENT EVENT

On January 31, 2011, the Company entered into a stock purchase agreement with a related party to issue 1,000,000 shares of common stock for cash of $1,000 and services with a fair value of $249,000 for total consideration of $250,000 ($0.25/share).