Form 10-Q
period 2011-03-31
Alpine Alpha 1, Ltd.
filed 2011-05-12
CIK 1444090

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

OR

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ...........to...............

Commission File Number 000-53397

Alpine Alpha 1, Ltd.
-------------------------------------------------------------------
(Exact name of registrant as specified in its charter)

Delaware	75-3264747
------------------------------	-----------------------------
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: there were 1,826,478 shares outstanding as of May 9, 2011.

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

ALPINE ALPHA 1, LTD
(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	1	CONDENSED BALANCE SHEETS AS OF MARCH 31, 2011 (UNAUDITED) AND AS OF DECEMBER 31, 2010

PAGE	2	CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010, AND FOR THE PERIOD FROM OCTOBER 29, 2007 (INCEPTION) TO MARCH 31, 2011 (UNAUDITED)

PAGE	3	CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY FOR THE PERIOD FROM OCTOBER 29, 2007 (INCEPTION) TO MARCH 31, 2011 (UNAUDITED)

PAGE	4	CONDENSED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010, AND FOR THE PERIOD FROM OCTOBER 29, 2007 (INCEPTION) TO MARCH 31, 2011 (UNAUDITED)

PAGES	5- 13	NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Alpine Alpha 1, LTD
(A Development Stage Company)
Condensed Balance Sheets

ASSETS

	March 31, 2011	December 31, 2010
	(Unaudited)

Current Assets
Cash	$3,602	$3,950
Prepaid Expenses	-	150
Total Assets	$3,602	$4,100

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts Payable	$3,800	$-
Accounts Payable - related party	155,000	125,000
Total Current Liabilities	158,800	125,000

Long Term Liabilities
Notes Payable - related party	15,300	15,300

Total Liabilities	174,100	140,300

Commitments and Contingencies	-	-

Stockholders' Deficiency
Preferred stock, $0.001 par value; 1,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $0.001 par value; 50,000,000 shares authorized, 1,826,478 and 826,478
issued and outstanding, respectively	1,826	826
Additional paid-in capital	308,909	59,183
Deficit accumulated during the development stage	(481,233)	(196,209)
Total Stockholders' Deficiency	(170,498)	(136,200)

Total Liabilities and Stockholders' Deficiency	$3,602	$4,100

See Accompanying Notes to
Condensed Unaudited Financial Statements

Alpine Alpha 1, LTD
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Period from October 29, 2007 (Inception) to
	March 31, 2011	March 31, 2010	March 31, 2011

Operating Expenses
Professional fees	$5,200	$5,400	$51,967
Consulting expense - related party	30,000	30,000	310,000
Stock Compensation	249,000	-	265,185
General and administrative	598	141	26,488
Total Operating Expenses	284,798	35,541	653,640

Loss from Operations	(284,798)	(35,541)	(653,640)

Other Income (Expenses)
Other income	-	-	175,000
Interest expense	(226)	(67)	(1,278)

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(285,024)	(35,608)	(479,918)

Provision for Income Taxes	-	-	(1,315)

NET LOSS	$(285,024)	$(35,608)	$(481,233)

Loss Per Share - Basic and Diluted	$(0.19)	$(0.04)

Weighted average number of shares outstanding
during the period - Basic and Diluted	1,482,034	826,478

See Accompanying Notes to
Condensed Unaudited Financial Statements

Alpine Alpha 1, LTD
(A Development Stage Company)
Condensed Statement of Changes in Stockholders' Deficiency
For the period from October 29, 2007 (Inception) to March 31, 2011
(Unaudited)

						Deficit
	Preferred Stock		Common stock		Additional	accumulated during	Total
					paid-in	development	Stockholders'
	Shares	Amount	Shares	Amount	capital	stage	Deficiency

Balance October 29, 2007	-	$-	-	$-	$-	$-	$-

Common stock issued for services to founder ($0.001)	-	-	5,000	5	-	-	5

In kind contribution of services	-	-	-	-	3,600	-	3,600

In kind contribution of expenses	-	-	-	-	198	-	198

Net loss for the period October 29, 2007 (inception) to December 31, 2007	-	-	-	-	-	(4,323)	(4,323)

Balance, for the year ended December 31, 2007	-	-	5,000	5	3,798	(4,323)	(520)

Common stock issued for cash ($0.18/share)	-	-	736,133	736	12,682	-	13,418

In kind contribution of services	-	-	-	-	18,400	-	18,400

In kind contribution of interest	-	-	-	-	508	-	508

Net loss for the year ended December 31, 2008	-	-	-	-	-	(79,559)	(79,559)

Balance, December 31, 2008	-	-	741,133	741	35,388	(83,882)	(47,753)

Common stock issued for cash ($0.25/share)	-	-	20,345	20	5,066	-	5,086

Common stock issued for cash and services ($0.25/share)	-	-	65,000	65	16,185	-	16,250

In kind contribution of interest	-	-	-	-	36	-	36

Net income for the year ended December 31, 2009	-	-	-	-	-	22,116	22,116

Balance, December 31, 2009	-	-	826,478	826	56,675	(61,766)	(4,265)

In kind contribution of interest	-	-	-	-	508	-	508

In kind contribution of legal services	-	-	-	-	2,000	-	2,000

Net loss for the year ended December 31, 2010	-	-	-	-	-	(134,443)	(134,443)

Balance, December 31, 2010	-	-	826,478	826	59,183	(196,209)	(136,200)

Common stock issued for cash and services ($0.25/sh)	-	-	1,000,000	1,000	249,000	-	250,000

In kind contribution of interest	-	-	-	-	226	-	226

In kind contribution of legal services	-	-	-	-	500	-	500

Net loss for the three months ended March 31, 2011	-	-	-	-	-	(285,024)	(285,024)

Balance, March 31, 2011	-	$-	1,826,478	$1,826	$308,909	$(481,233)	$(170,498)

See Accompanying Notes to
Condensed Unaudited Financial Statements

Alpine Alpha 1, LTD
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

	For the Three Months Ended		For the Period from October 29, 2007 (Inception) to
	March 31, 2011	March 31, 2010	March 31, 2011

Cash Flows From Operating Activities:
Net Loss	$(285,024)	$(35,608)	$(481,233)
Adjustments to reconcile net loss to net cash used in operations
In-kind contribution of services from president	-	-	22,005
In-kind contribution of legal services	500	500	2,500
In-kind contribution of interest	226	67	1,278
In-kind contribution of expenses	-	-	198
Common stock issued for services	249,000	-	265,185
Changes in operating assets and liabilities:
Decrease in prepaid expenses	150	-	-
Increase in accounts payable and accrued expenses	3,800	4,900	3,800
Increase in accounts payable- related party	30,000	30,000	155,000
Net Cash Used In Operating Activities	(1,348)	(141)	(31,267)

Cash Flows From Financing Activities:
Proceeds from loan payable - related party	-	6,000	29,908
Repayment of loan payable - related party	-	-	(14,608)
Proceeds from loan - overdraft line	-	-	1,150
Repayment of loan - overdraft line	-	-	(1,150)
Proceeds from issuance of common stock	1,000	-	19,569
Net Cash Provided by Financing Activities	1,000	6,000	34,869

Net Increase (Decrease) in Cash	(348)	5,859	3,602

Cash at Beginning of Period	3,950	735	-

Cash at End of Period	$3,602	$6,594	$3,602

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$1,315

See Accompanying Notes to
Condensed Unaudited Financial Statements

ALPINE ALPHA 1, LTD
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF MARCH 31, 2011
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

(C) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents.  At March 31, 2011 and December 31, 2010, the Company had no cash equivalents.

(D) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB Accounting Standards Codification Topic 260, “Earnings Per Share.”  As of March 31, 2011 and 2010, there were no common share equivalents outstanding.

ALPINE ALPHA 1, LTD
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF MARCH 31, 2011
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

(H)Fair Value of Financial Instruments

The carrying amounts reported in the balance sheet for accounts payable - related party, accounts payable, and notes payable – related party approximate fair value based on the short-term maturity of these instruments.

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
AS OF MARCH 31, 2011
(UNAUDITED)

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

During January 31, 2011 the Company entered into a stock purchase agreement with a related party to issue 1,000,000 shares of common stock for cash and services of $1,000 and recorded the fair value of common stock of $250,000 ($0.25/share). The difference between the fair value and cash proceeds was treated as additional stock compensation (See Note 5).

On August 5, 2009, the Company entered into a stock purchase agreement with a related party to issue 65,000 shares of common stock for cash and services of $65 and recorded the fair value of the common stock of $16,250 ($0.25/ share). The difference between the fair value and cash proceeds was treated as additional stock compensation (See Note 5).

ALPINE ALPHA 1, LTD
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF MARCH 31, 2011
(UNAUDITED)

In March 2009, the Company entered into a subscription agreement to issue 20,345 shares of common stock for cash of $5,086 ($0.25/share).

In October 2008, the Company entered into stock purchase agreements to issue a combined 135,771 shares of common stock for cash to various parties totaling $137($0.001/ share).

During October 2008, the Company entered into stock purchase agreements to issue a combined 123,730 shares of common stock for cash to various parties totaling $3,712($0.03/ share).

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

On January 7, 2008, the Company entered into stock purchase agreements to issue 10,000 shares of common stock for cash of $100 ($0.01/share).

(B) In-Kind Contribution

For the three months ended March 31, 2011, the Company recorded $500 of legal services as an in – kind contribution.

For the year ended December 31, 2010, the Company recorded $2,000 of legal services as an in – kind contribution.

ALPINE ALPHA 1, LTD
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF MARCH 31, 2011
(UNAUDITED)

For the three months ended March 31, 2011, the Company recorded $226 of imputed interest related to shareholder loans payable as an in-kind contribution (See Note 5).

For the year ended December 31, 2010, the Company recorded $508 of imputed interest related to shareholder loans payable as an in-kind contribution (See Note 5).

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

On September 1, 2008, the Company entered into a consulting agreement with a related party. The Company is required to pay $10,000 a month. The agreement will remain in effect unless either party desires to cancel the agreement.  As of March 31, 2011, $155,000 was paid for services performed by the consultant through March 31, 2011 and $155,000 is accrued as a related party accounts payable (See Note 5).

NOTE 5	RELATED PARTY TRANSACTIONS

During January 31, 2011, the Company entered into a stock purchase agreement with a related party to issue 1,000,000 shares of common stock for cash and services of $1,000 and recorded the fair value of common stock of $250,000 ($0.25/share). The difference between the fair value and cash proceeds was treated as additional stock compensation (See Note 3(A)).

ALPINE ALPHA 1, LTD
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF MARCH 31, 2011
(UNAUDITED)

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

For the three months ended March 31, 2011, the Company recorded $226 of imputed interest related to shareholder loans payable as an in-kind contribution (See Note 3(B)).

For the year ended December 31, 2010, the Company recorded $508 of imputed interest related to shareholder loans payable as an in-kind contribution (See Note 3(B)).

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

On August 5, 2009, the Company entered into a stock purchase agreement with a related party to issue 65,000 shares of common stock for cash and services of $65 and recorded the fair value of the common stock of $16,250 ($0.25/ share). The difference between the fair value and cash proceeds was treated as additional stock compensation (See Note 3(A)).

On February 6, 2009, the Company transferred $1,000 from the Company credit card into Alpine Alpha 2, LTD to assist in paying off expenses.  This is a related party transaction.  The amount of $1,075, principal plus interest, was repaid by Alpine Alpha 2, Ltd. to the credit card on February 25, 2009.

ALPINE ALPHA 1, LTD
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF MARCH 31, 2011
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

On September 1, 2008, the Company entered into a consulting agreement with a related party. The Company is required to pay $10,000 a month. The agreement will remain in effect unless either party desires to cancel the agreement.  As of December 31, 2010, $155,000 was paid for services performed by the consultant through March 31, 2011 and $155,000 is accrued as a related party accounts payable (See Note 4).

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
AS OF MARCH 31, 2011
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

As reflected in the accompanying condensed unaudited financial statements, the Company is in the development stage with limited operations.  The Company has a net loss since inception of $481,233 and used cash in operations of $31,267 for the period from October 29, 2007 (inception) to March 31, 2011 and a working capital deficiency of $155,198 and stockholders’ deficiency of $170,498 at March 31, 2011.

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
AS OF MARCH 31, 2011
(UNAUDITED)

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

NOTE 8	SUBSEQUENT EVENTS

On April 4, 2011, a Corporation owned by the president paid expenses on behalf of the Company for $4,000.    This note payable is unsecured, non-interest bearing, and due on April 4, 2014.

On April 4, 2011, a Corporation owned by the president owed the Company $6,300.  This note payable is unsecured, non interest bearing, and due on April 4, 2014.

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

Under the Exchange Act, any merger or acquisition candidate will become subject to the same reporting requirements of the Exchange Act as the Company following consummation of any merger or acquisition.  Thus, in the event the Company successfully completes the acquisition of or merger with an operating business entity, that business entity must provide audited financial statements for at least two most recent fiscal years or, in the event the business entity has been in business for less than two years, audited financial statements will be required from the period of inception.  Acquisition candidates that do not have or are unable to obtain the required audited statements may not be considered appropriate for acquisition.  The Company will not acquire or merge with any entity which cannot provide audited financial statements at or within a required period of time after closing of the proposed transaction.  The audited financial statements of the acquired company must be furnished within 75 days following the effective date of a business combination.

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

RESULTS OF OPERATIONS

The Company generated no revenue during the first quarter of fiscal 2011.

However, a total of $284,798 of operating expenses were incurred during the three months ended March 31, 2011, which primarily consists of legal and accounting professional fees and other general and administrative expenses such as related party salary and business development expenses. Such operating expenses also include a monthly fee of $10,000 payable to a related party consultant pursuant to a Consulting Agreement dated September 1, 2008. As of March 31, 2011, a total of $155,000 was paid for services performed by the consultant through March 31, 2011 and $155,000 was accrued as a related party accounts payable.

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

(b)      Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2011, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 31, 2011, the Company entered into a Stock Subscription Agreement with Alpine Venture Associates, LLC (the “Alpine Venture”), a company controlled by James Hahn. Pursuant to the Stock Subscription Agreement, the Company issued to Alpine Venture a total of 1,000,000 shares of common stock, par value $0.001 per share (the “Common Stock”), for services and cash purchase price of $1,000 and recorded the fair value of Common Stock of $250,000 ($0.25/share). The difference between the fair value and cash proceeds was treated as additional stock compensation. The Company relied upon Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), for an exemption from registration of these shares and no underwriting was used in this transaction.

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

ALPINE ALPHA 1, LTD. (Registrant)

Date: May 9, 2011	By:	/s/ James Hahn
James Hahn Chief Executive Officer and President (principal executive officer) & Chief Financial Officer (principal financial officer and principal accounting officer)