Form 10-Q
period 2011-06-30
Alpine Alpha 1, Ltd.
filed 2011-07-29
CIK 1444090

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: there were 1,826,478 shares outstanding as of July 29, 2011.

ALPINE ALPHA 1, LTD
(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	1	CONDENSED BALANCE SHEETS AS OF JUNE 30, 2011 (UNAUDITED) AND AS OF DECEMBER 31, 2010

PAGE	2	CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010, AND FOR THE PERIOD FROM OCTOBER 29, 2007 (INCEPTION) TO JUNE 30, 2011 (UNAUDITED)

PAGE	3	CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY FOR THE PERIOD FROM OCTOBER 29, 2007 (INCEPTION) TO JUNE 30, 2011 (UNAUDITED)

PAGE	4	CONDENSED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010, AND FOR THE PERIOD FROM OCTOBER 29, 2007 (INCEPTION) TO JUNE 30, 2011 (UNAUDITED)

PAGES	5- 12	NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

PART I - FINANCIAL INFORMATION
Item 1.     Financial Statements

Alpine Alpha 1, LTD
(A Development Stage Company)
Condensed Balance Sheets

ASSETS
	June 30, 2011	December 31, 2010
	(Unaudited)

Current Assets
Cash	$3,985	$3,950
Prepaid Expenses	3,000	150
Total Assets	$6,985	$4,100

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts Payable - related party	$185,000	$125,000
Total Current Liabilities	185,000	125,000

Long Term Liabilities
Notes Payable - related party	25,600	15,300

Total Liabilities	210,600	140,300

Commitments and Contingencies	-	-

Stockholders' Deficiency
Preferred stock, $0.001 par value; 1,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value; 50,000,000 shares authorized, 1,826,478 and 826,478 issued and outstanding, respectively	1,826	826
Additional paid-in capital	309,785	59,183
Deficit accumulated during the development stage	(515,226)	(196,209)
Total Stockholders' Deficiency	(203,615)	(136,200)

Total Liabilities and Stockholders' Deficiency	$6,985	$4,100

 See Accompanying Notes to Condensed Unaudited Financial Statements

Alpine Alpha 1, LTD
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Six Months Ended		For the Period from October 29, 2007
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010	(Inception) to June 30, 2011

Operating Expenses
Professional fees	$2,600	$2,600	$7,800	$8,000	$54,567
Consulting expense - related party	30,000	30,000	60,000	60,000	340,000
Stock compensation	-	-	249,000	-	265,185
General and administrative	1,017	198	1,615	339	27,505
Total Operating Expenses	33,617	32,798	318,415	68,339	687,257

Loss from Operations	(33,617)	(32,798)	(318,415)	(68,339)	(687,257)

Other Income (Expenses)
Other income	-	-	-	-	175,000
Interest expense	(376)	(104)	(602)	(171)	(1,654)

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(33,993)	(32,902)	(319,017)	(68,510)	(513,911)

Provision for Income Taxes	-	-	-	-	(1,315)

NET LOSS	$(33,993)	$(32,902)	$(319,017)	$(68,510)	$(515,226)

Loss Per Share - Basic and Diluted	$(0.02)	$(0.04)	$(0.19)	$(0.08)

Weighted average number of shares outstanding during the period - Basic and Diluted	1,826,478	826,478	1,655,207	826,478
 See Accompanying Notes to Condensed Unaudited Financial Statements

Alpine Alpha 1, LTD
(A Development Stage Company)
Statement of Changes in Stockholders' Deficiency
For the period from October 29, 2007 (Inception) to June 30, 2011
(Unaudited)

						Deficit
	Preferred Stock		Common stock		Additional	accumulated during	Total
					paid-in	development	Stockholders'
	Shares	Amount	Shares	Amount	capital	stage	Deficiency
Balance October 29, 2007	-	$-	-	$-	$-	$-	$-

Common stock issued for services to founder ($0.001)	-	-	5,000	5	-	-	5

In kind contribution of services	-	-	-	-	3,600	-	3,600

In kind contribution of expenses	-	-	-	-	198	-	198

Net loss for the period October 29, 2007 (inception) to December 31, 2007	-	-	-	-	-	(4,323)	(4,323)

Balance, for the year ended December 31, 2007	-	-	5,000	5	3,798	(4,323)	(520)
Common stock issued for cash ($0.18/share)	-	-	736,133	736	12,682	-	13,418

In kind contribution of services	-	-	-	-	18,400	-	18,400

In kind contribution of interest	-	-	-	-	508	-	508

Net loss for the year ended December 31, 2008	-	-	-	-	-	(79,559)	(79,559)

Balance, December 31, 2008	-	-	741,133	741	35,388	(83,882)	(47,753)
Common stock issued for cash ($0.25/share)	-	-	20,345	20	5,066	-	5,086

Common stock issued for cash and services ($0.25/share)	-	-	65,000	65	16,185	-	16,250

In kind contribution of interest	-	-	-	-	36	-	36

Net income for the year ended December 31, 2009	-	-	-	-	-	22,116	22,116

Balance, December 31, 2009	-	-	826,478	826	56,675	(61,766)	(4,265)
In kind contribution of interest	-	-	-	-	508	-	508

In kind contribution of legal services	-	-	-	-	2,000	-	2,000

Net loss for the year ended December 31, 2010	-	-	-	-	-	(134,443)	(134,443)

Balance, December 31, 2010	-	-	826,478	826	59,183	(196,209)	(136,200)
Common stock issued for cash and services ($0.25/sh)	-	-	1,000,000	1,000	249,000	-	250,000

In kind contribution of interest	-	-	-	-	602	-	602

In kind contribution of legal services	-	-	-	-	1,000	-	1,000

Net loss for the six months ended June 30, 2011	-	-	-	-	-	(319,017)	(319,017)

Balance, June 30, 2011	-	$-	1,826,478	$1,826	$309,785	$(515,226)	$(203,615)
See Accompanying Notes to Condensed Unaudited Financial Statements

Alpine Alpha 1, LTD
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

	For the Six Months Ended		For the Period from October 29, 2007
	June 30, 2011	June 30, 2010	(Inception) to June 30, 2011

Cash Flows From Operating Activities:
Net Loss	$(319,017)	$(68,510)	$(515,226)
Adjustments to reconcile net loss to net cash used in operations
In-kind contribution of services from president	-	-	22,005
In-kind contribution of legal services	1,000	1,000	3,000
In-kind contribution of interest	602	171	1,654
In-kind contribution of expenses	-	-	198
Common stock issued for services	249,000	-	265,185
Changes in operating assets and liabilities:
Increase in prepaid expenses	(2,850)	(450)	(3,000)
Increase in accounts payable- related party	60,000	60,000	185,000
Net Cash Used In Operating Activities	(11,265)	(7,789)	(41,184)

Cash Flows From Financing Activities:
Proceeds from notes payable - related party	10,300	9,300	40,208
Repayment of notes payable - related party	-	-	(14,608)
Proceeds from loan - overdraft line	-	-	1,150
Repayment of loan - overdraft line	-	-	(1,150)
Proceeds from issuance of common stock	1,000	-	19,569
Net Cash Provided by Financing Activities	11,300	9,300	45,169

Net Increase in Cash	35	1,511	3,985

Cash at Beginning of Period	3,950	735	-

Cash at End of Period	$3,985	$2,246	$3,985

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$1,315

Supplemental disclosure of non-cash investing and financing activities:	-	-	-
 See Accompanying Notes to Condensed Unaudited Financial Statements

ALPINE ALPHA 1, LTD
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JUNE 30, 2011
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

(C) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents.  At June 30, 2011 and December 31, 2010, the Company had no cash equivalents.

(D) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB Accounting Standards Codification Topic 260, “Earnings Per Share.”  As of June 30, 2011 and 2010, there were no common share equivalents outstanding.

ALPINE ALPHA 1, LTD
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JUNE 30, 2011
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

(H) Fair Value of Financial Instruments

The carrying amounts reported in the balance sheet for accounts payable - related party and notes payable – related party approximate fair value based on the short-term maturity of these instruments.

NOTE 2	GOING CONCERN

As reflected in the accompanying condensed unaudited financial statements, the Company is in the development stage with limited operations.  The Company has a net loss since inception of $515,226 and used cash in operations of $41,184 for the period from October 29, 2007 (inception) to June 30, 2011 and a working capital deficiency of $178,015 and stockholders’ deficiency of $203,615 at June 30, 2011.

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

ALPINE ALPHA 1, LTD
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JUNE 30, 2011
(UNAUDITED)

NOTE 3	NOTES PAYABLE – RELATED PARTY

On April 4, 2011, a Corporation owned by the president loaned the Company $6,300.    This note payable is unsecured, non-interest bearing, and due on April 4, 2014 (See Note 6).

On April 4, 2011, a Corporation owned by the president paid expenses on behalf of the Company of $4,000.  This note payable is unsecured, non-interest bearing, and due on April 4, 2014 (See Note 6).

On November 5, 2010, a Corporation owned by the president loaned the Company $6,000. This note payable is unsecured, non-interest bearing, and due on November 5, 2013 (See Note 6).

On June 1, 2010, a Corporation owned by the president loaned the Company $3,300.  This note payable is unsecured, non-interest bearing, and due on June 1, 2013 (See Note 6).

On January 22, 2010, a Corporation owned by the president loaned the Company $6,000.  This note payable is unsecured, non-interest bearing, and due on January 22, 2013 (See Note 6).

On October 1, 2008, a Corporation owned by the president loaned the Company $308. This note payable is unsecured, non-interest bearing, and due on October 1, 2011.   The note was repaid on February 18, 2009 (See Note 6).

On May 23, 2008, a Corporation owned by the president loaned the Company $2,300.  This note payable is unsecured, non-interest bearing, and due on May 23, 2011.  The note was repaid on February 18, 2009 (See Note 6).

On May 8, 2008, a Corporation owned by the president paid expenses aggregating $2,000. This note payable is unsecured, non-interest bearing, and due on May 8, 2011.  The note was repaid on February 18, 2009 (See Note 6).

ALPINE ALPHA 1, LTD
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JUNE 30, 2011
(UNAUDITED)

On February 11, 2008, a Corporation owned by the president loaned the Company $5,000. This note payable is unsecured, non-interest bearing, and due on February 11, 2011. The note was repaid on October 28, 2008 (See Note 6).

On January 11, 2008, a Corporation owned by the president advanced the Company $5,000. The advance was converted to a note payable on August 26, 2008. This note payable is unsecured, non-interest bearing, and due on August 26, 2011. The note was repaid on October 28, 2008 (See Note 6).

NOTE 4	STOCKHOLDERS’ DEFICIENCY

(A) Stock Issued for Cash

During January 31, 2011 the Company entered into a stock purchase agreement with a related party to issue 1,000,000 shares of common stock for cash and services of $1,000 and recorded the fair value of common stock of $250,000 ($0.25/share).  The difference between the fair value and cash proceeds was treated as additional stock compensation (See Note 6).

On August 5, 2009, the Company entered into a stock purchase agreement with a related party to issue 65,000 shares of common stock for cash and services of $65 and recorded the fair value of the common stock of $16,250 ($0.25/ share).  The difference between the fair value and cash proceeds was treated as additional stock compensation (See Note 6).

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
AS OF JUNE 30, 2011
(UNAUDITED)

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

(B) In-Kind Contribution

For the six months ended June 30, 2011, the Company recorded $1,000 of legal services as an in – kind contribution.

For the year ended December 31, 2010, the Company recorded $2,000 of legal services as an in – kind contribution.

For the six months ended June 30, 2011, the Company recorded $602 of imputed interest related to shareholder notes payable as an in-kind contribution (See Note 6).

For the year ended December 31, 2010, the Company recorded $508 of imputed interest related to shareholder notes payable as an in-kind contribution (See Note 6).

For the year ended December 31 2009, the Company recorded $36 of imputed interest related to shareholder notes payable as an in-kind contribution (See Note 6).

For the year ended December 31, 2008, a shareholder of the Company contributed services having a fair value of $18,400 (See Note 6).

For the year ended December 31, 2008, the Company recorded $508 of imputed interest related to shareholder loans payable as an in-kind contribution (See Note 6).

As of December 31, 2007 a shareholder of the Company contributed services having a fair value of $3,600 (See Note 6).

As of December 31, 2007, a shareholder of the Company paid $198 of the Company’s expenses. The transaction was treated as an in kind contribution of expenses and charged to additional paid in capital (See Note 6).

 ALPINE ALPHA 1, LTD
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JUNE 30, 2011
(UNAUDITED)

(C) Stock Issued for Services

On November 1, 2007, the Company issued 5,000 shares of common stock to its founders having a fair value of $5 ($0.001/share) in exchange for services provided (See Note 6).

NOTE 5	COMMITMENTS

On September 1, 2008, the Company entered into a consulting agreement with a related party. The Company is required to pay $10,000 a month. The agreement will remain in effect unless either party desires to cancel the agreement.  As of June 30, 2011, $155,000 was paid for services performed by the consultant through June 30, 2011 and $185,000 is accrued as a related party accounts payable (See Note 6).

NOTE 6	RELATED PARTY TRANSACTIONS

On April 4, 2011, a Corporation owned by the president paid expenses on behalf of the Company of $4,000.    This note payable is unsecured, non-interest bearing, and due on April 4, 2014 (See Note 3).

On April 4, 2011, a Corporation owned by the president loaned the Company $6,300.    This note payable is unsecured, non-interest bearing, and due on April 4, 2014 (See Note 3).

During January 31, 2011 the Company entered into a stock purchase agreement with a related party to issue 1,000,000 shares of common stock for cash and services of $1,000 and recorded the fair value of common stock of $250,000 ($0.25/share).  The difference between the fair value and cash proceeds was treated as additional stock compensation (See Note 4(A)).

On November 5, 2010, a Corporation owned by the president loaned the Company $6,000. This note payable is unsecured, non-interest bearing, and due on November 5, 2013 (See Note 3).

On June 1, 2010, a Corporation owned by the president loaned the Company $3,300.  This note payable is unsecured, non-interest bearing, and due on June 1, 2013 (See Note 3).

On January 22, 2010, a Corporation owned by the president loaned the Company $6,000. This note payable is unsecured, non-interest bearing, and due on January 22, 2013 (See Note 3).

For the six months ended June 30, 2011, the Company recorded $602 of imputed interest related to shareholder notes payable as an in-kind contribution (See Note 4(B)).

ALPINE ALPHA 1, LTD
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JUNE 30, 2011
(UNAUDITED)

For the year ended December 31, 2010, the Company recorded $508 of imputed interest related to shareholder notes payable as an in-kind contribution (See Note 4(B)).

For the year ended December 31, 2009, the Company recorded $36 of imputed interest related to shareholder notes payable as an in-kind contribution (See Note 4(B)).

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

On August 5, 2009, the Company entered into a stock purchase agreement with a related party to issue 65,000 shares of common stock for cash and services of $65 and recorded the fair value of the common stock of $16,250 ($0.25/ share).  The difference between the fair value and cash proceeds was treated as additional stock compensation (See Note 4(A)).

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

For the year ended December 31, 2008, the Company recorded $508 of imputed interest related to shareholder loans payable as an in-kind contribution (See Note 4(B)).

ALPINE ALPHA 1, LTD
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JUNE 30, 2011
(UNAUDITED)

On September 1, 2008, the Company entered into a consulting agreement with a related party. The Company is required to pay $10,000 a month. The agreement will remain in effect unless either party desires to cancel the agreement.  As of June 30, 2011, $155,000 was paid for services performed by the consultant through June 30, 2011 and $185,000 is accrued as a related party accounts payable (See Note 5).

For the year ended December 31, 2008, a shareholder of the Company contributed services having a fair value of $18,400 (See Note 4(B)).

On October 1, 2008, a Corporation owned by the president loaned the Company $308. This note payable is unsecured, non-interest bearing, and due on October 1, 2011.  The note was repaid on February 18, 2009 (See Note 3).

On May 23, 2008 a Corporation owned by the president loaned the Company $2,300.  This note payable is unsecured, non-interest bearing, and due on May 23, 2011.  The note was repaid on February 18, 2009 (See Note 3).

On May 8, 2008, a Corporation owned by the president paid expenses aggregating $2,000. This advance is unsecured, non-interest bearing, and due on May 8, 2011.  The note was repaid on February 18, 2009 (See Note 3).

On February 11, 2008 a Corporation owned by the president loaned the Company $5,000. This note payable is unsecured, non-interest bearing, and due on February 11, 2011. The loan was repaid on October 28, 2008 (See Note 3).

On January 11, 2008, a corporation owned by the Company’s president advanced the Company $5,000. The advance was converted to a note payable on August 26, 2008.  This advance is unsecured, non-interest bearing, and due on August 26, 2011.  The loan was repaid on October 28, 2008 (See Note 3).

As of December 31, 2007, the shareholder of the Company contributed services having a fair value of $3,600 (See Note 4(B)).

As of December 31, 2007, the shareholder of the Company paid $198 of the Company’s expenses. The transaction was treated as an in kind contribution of expenses and charged to additional paid in capital (See Note 4(B))

On November 1, 2007, the Company issued 5,000 shares of common stock to its founders having a fair value of $5 ($0.001/share) in exchange for services provided (See Note 4 (C)).

NOTE 7	NON-BINDING LETTER OF INTENT

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

RESULTS OF OPERATIONS

The Company generated no revenue during the second quarter of fiscal 2011.

However, a total of $33,617 of operating expenses were incurred during the three months ended June 30, 2011, which primarily consists of legal and accounting professional fees and other general and administrative expenses such as related party salary and business development expenses. Such operating expenses also include a monthly fee of $10,000 payable to Alpine Venture Associates, a related party consultant that is controlled by Mr. Hahn, pursuant to a Consulting Agreement dated September 1, 2008. A total of $155,000 was paid for services performed by the consultant through June 30, 2011 and $185,000 was accrued as a related party accounts payable.

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

(b)      Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2011, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Removed and Reserved.

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

ALPINE ALPHA 1, LTD. (Registrant)

Date: July 29, 2011	By:	/s/ James Hahn
James Hahn
Chief Executive Officer and President
(principal executive officer) &
Chief Financial Officer (principal
financial officer and principal accounting officer)